Form 10KSB
period 2001-12-31
PRE SETTLEMENT FUNDING CORP
filed 2002-04-16
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                   COMMISSION FILE NUMBER: 333-56848

                    PRE-SETTLEMENT FUNDING CORPORATION
            (Exact name of Company as specified in its charter)

        Delaware                                       54-1965220
(State or jurisdiction of incorporation          (I.R.S. Employer or
         organization)                           Identification No.)

    927 South Walter Reed Drive, Suite 5 Arlington, Virginia     22153
(Address of principal executive offices)                      (Zip Code)

                 Company's telephone number: (703) 892-4123

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no established public trading market for the issuer's common stock, and the issuer is unaware of any transactions in its common stock within the past 60 days. The most recent transactions referred to in Note C of this report, was conducted on the basis of an assumed value of $.50 per share of common stock. Based on this value, the aggregate market value of the Common Stock of the issuer held by non-affiliates was approximately $184,000, calculated on the basis of 5,368,000 shares of common stock issued and outstanding, with 368,000 shares of common stock held by non-affiliates.

The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of April 5, 2002, was 5,368,000.

                             TABLE OF CONTENTS

                                                                    PAGE
                                     PART I

ITEM 1.     Description of Business....................

ITEM 2.     Description of Property...................

ITEM 3.     Legal Proceedings.....................

ITEM 4.     Submission of Matters to a Vote of Security Holders

                                    PART II

ITEM 5.     Market for Common Equity and Other Shareholder Matters

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................

ITEM 7.     Financial Statements....................

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............

                                   PART III

ITEM 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section
            16(a) of the Exchange Act...................

ITEM 10.    Executive Compensation..................

ITEM 11.    Security Ownership of Certain Beneficial
            Owners and Management....................

ITEM 12.    Certain Relationships and Related Transactions.........

ITEM 13.    Exhibits and Reports on Form 8-K...............

Signatures.................................

PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Introduction

The Company is a development stage company with a limited operating history, having been incorporated on October 14, 1999 and is a Delaware corporation.

Overview

The Company's business plan is to become a leading company in the United States in the business of advancing cash to personal injury plaintiffs in exchange for a portion of their claims, a business sometimes referred to as litigation funding. In order to achieve this objective, the Company intends to advertise extensively, using primarily radio, newspapers, cable television, and direct mail. The Company also intends to employ the Internet and word-of-mouth referrals to promote its services. In order to minimize the Company's risk of loss, the Company intends to use comprehensive case analysis and underwriting processes in making decisions to advance cash to plaintiffs.

The Company's mission is to help relieve the financial burdens of plaintiffs who are awaiting settlement of legal proceedings. The Company believes that there are a substantial number of personal injury victims with pending lawsuits who have an immediate need for cash to fund living expenses, pay medical bills or replace lost income. The Company intends to provide a critical service to plaintiffs who cannot afford to wait out the lengthy legal process to receive cash settlements by advancing them funds on a contingency basis against their expected settlement or judgment.

Business Strategy

The Company targets its services to qualified parties involved in pending litigation in the following types of lawsuits: 1) auto injury cases; 2) medical malpractice claims; 3) personal injury claims; 4) product liability claims; 5) work-related disability claims and 6) elder abuse or nursing home negligence claims.

The Company intends to follow well-structured and thorough procedures in evaluating cases. The Company is not a lender. The Company is paid only if the customer receives a monetary settlement or judgment. The Company will advance funds to plaintiffs on a contingency basis against their potential settlement or judgment. In exchange for the cash advance, which the Company anticipates generally will not exceed ten percent of the expected award, plaintiffs will pay the Company a negotiated percentage of the potential settlement or judgment. The Company receives the negotiated fee only if the plaintiff receives his or her settlement. If there are no proceeds from the litigation or if the plaintiff's legal expenses exceed the value of the proceeds, the plaintiff is not obligated to pay the fee. If the settlement, less expenses, is less than the amount of the negotiated fee, the Company's recovery is limited to the actual amount of the settlement. The Company will attempt to structure a transaction to meet the customer's needs while protecting the Company against a risk of loss. The amount of cash that the Company may be willing to advance and, ultimately, any retained fee, is based on two key risk factors: 1) probability of settlement and 2) expected time remaining to final settlement. The Company will charge each case a minimum of $150 administrative fee. This fee will cover faxes, wire transfers, courier services and mail delivery.

Despite the inherent risk involved in litigation and the complexity of the legal system, the Company intends to set fees up front on a case-by-case basis. The Company's procedures for evaluating and processing a request for cash against a pending legal case consist of a two-stage screening process: 1) the telesales questionnaire and 2) an underwriting evaluation. With these procedures, the goal is to structure a transaction to meet the customer's needs while protecting the Company's interests.

The Company intends to hire and train a group of case adjusters who specialize in case analysis. The Company presently utilizes attorneys on a consulting basis. The Company has used, and may continue to use in the future, as many law firms on a consulting basis for any types of cases as may be necessary. The Company anticipates that, as the business expands, full time underwriters may be added to the payroll in the next twelve months.

Risk Reduction - Case Lien

The Company has prepared a form of purchase and security agreement that will place a security interest on all case proceeds. The Company will only advance monies under the protection of this purchase and security agreement that will be filed in the jurisdiction in which the plaintiff-customer lives. The Company believes that this procedure will enhance the probability that the Company will receive payment once the plaintiff's case settles. The Company believes that these risk reduction measures will result in timely payment by customers and effective cash flow management.

Marketing Objectives

The Company's initial marketing strategy is designed primarily to build awareness of the Company's service among personal injury victims who have an immediate need for cash. The Company's marketing objectives are as follows:

     Achieve awareness of the Company among industry groups, including Plaintiffs' attorneys, medical professionals, and expert witnesses.

     Establish an image of the Company as an organization that is professional, reliable, and strategically positioned in the market.

     Maximize efficiency in the scheduling of published advertisements through key relationships with respected advertising agencies and producers.

     Select business publications with high specific market penetration for placement of advertisements.

     Schedule adequate frequency of advertisements to impact market with corporate image and product messages.

     Maximize advertising life with monthly and weekly publications.

Advertising Strategy

The Company intends to compete by advertising extensively but selectively. The Company intends to use targeted cable television radio, print, direct mail, and Internet advertising, as the Company believes that direct mail, cable television and radio advertising have all been underutilized by its competitors.

Competition

To the Company's knowledge, there are currently several companies that provide or are developing services similar to the services that the Company intends to offer including: Advance Legal Funding, LLC, National Litigation Funding, Inc., Bank of the Commonwealth, a subsidiary of Commonwealth Bankshare, Inc., and Resolution Settlement Corporation. Although each of these companies is currently small, they could in the future seek to enhance their resources through public offerings or other means.

Certain wealthy individuals also may provide a similar service. It is also possible that, in the future, large consumer lending companies may enter this market. These consumer- lending companies have greater resources and wider name recognition than the Company does. In addition, the services that the Company intends to offer can in some cases be provided by non-business sources such as friends and family of a plaintiff.

Employees

As of December 31, 2001, the Company had two employees, who will devote that amount of time necessary to properly fulfill their duties. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

Our principal executive offices, comprising a total of approximately
230 square feet, are located at 927 S. Walter Reed Drive, Arlington, Virginia. The Company currently leases these facilities for $400 per month under a one year lease expiring November 30, 2002. The Company believes that the current facilities are suitable for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fiscal year 2001 to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There was no public trading market for the issuer's securities in 2000 or in 2001 to date. As of April 5, 2002, there were approximately 30 holders of record of the Company's common stock. The Company currently is in the process of having its common stock listed on the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD"), although no assurances can be given that this listing will occur.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent and registrar for our common stock is Oxford
Transfer & Registrar Agency, Inc., 317 Southwest Alder, Suite 1120, Portland, Oregon 97204.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Plan of Operation

The Company is still in the development stage and has earned only a small amount of revenue (less than $7,000) from operations. The Company has funded approximately 27 cases to date and anticipates that after the completion of its public offering, it can substantially increase the number of cases it funds. During the next twelve months the Company intends to develop its business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases. The further development of this business will include, but not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Company's services, incomplete or inadequate underwriting of the Company's cases, The Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, and general economic conditions specific to the personal injury lawsuit industry.

For the period from the Company's inception through December 31, 2001, the Company:

     Formed the company and established its initial structure

     Researched the market for litigation funding services and the activities of the Company's competitors

     Researched potential legal barriers to implementing the Company's business plan

     Ran print ads in a local advertisement circular

     Developed the Company's website which was completed in 2001

     Entered into consulting agreements with various service providers

     Reviewed and analyzed the cases of several potential clients

     Issued cash advances to several clients

The Company's Website has generated minimum potential business activity to date. Until the Company receives funding from the proceeds of an equity offering or other funding, the Company's activities will continue to be limited. Without these proceeds, the Company will not have the capital resources or liquidity to:

     Implement the business plan;

     Commence operations through the advancement of cash to qualified customers; or

     Hire any additional employees.

Revenues

Years Ended December 31, 2001 and 2000

The Company has generated modest revenues from operations from its inception. During the year ended December 31, 2001, the Company generated $6,050 in revenues from monetary settlements, as compared to $0 revenues in 2000. The Company began advancing funds to personal injury plaintiffs in May 2001. The Company began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001.

The Company believes it will begin earning additional revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2001, we have incurred losses of $715,948 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of the Company's business plan, market research, and the preparation of the Company's registration statement.

Years Ended December 31, 2001 and 2000

During the years ended December 31, 2001 and 2000, the Company generated Revenues of $6,050 and $0 respectively. The Company incurred expenses of $562,973 during the year ended December 31, 2001 as compared to $157,734 of expenses in 2000. The Company's general and administrative expenses were $565,853 during the year ended December 31, 2001 as compared to $157,337 of general and administrative expenses for the same period in 2000, an increase of $408,516. The increase was due to the Company incurring legal, consulting, and accounting fees and costs in connection with the development of the Company's business plan, market research, and the preparation of the Company's Registration Statement.

Liquidity and Capital Resources

As of December 31, 2001, we had a working capital deficit of $526,928. As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $154,222 from operating activities. We met our cash requirements during this period through the issuance of $139,000 of convertible notes, and $16,225 from advances from the Company's principal shareholders.

While the Company has raised the capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently does not have any commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company believes that it may be necessary to raise up to One Million Dollars to implement its business plan over the course of the next twelve months, though the Company does plan to use its existing capital resources and these resources may be sufficient to fund its current level of operating activities, capital expenditures, debt and other obligations through the next 12 months.

If during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company; this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

Management believes that if the minimum offering proceeds are raised, sufficient capital will exist to fund its operations, capital expenditures, debt, and other obligations for the next twelve months if other avenues of financing are pursued. Operations will be adjusted to this level of capitalization. Although the Company is dependent upon the success of the proposed equity offering to carry out its business plan, if this offering is unsuccessful, the Company will seek to obtain financing through other sources.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In 2000, the Company adopted the provisions of EITF 00-2. The pronouncement indicates that costs incurred in connection with operating a Website are period expenses. Upgrades and enhancements that add functionality should be expensed or capitalized based upon the general model of SOP 98-1. At the end of the year, the Company had not incurred any capitalized web development expenditures.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on is consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Product Research and Development

The Company does not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees

As of December 31, 2001, the Company had two employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will have to offer competitive salaries to future employees. The Company anticipates increasing its employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. As the Company continues to expand, the Company will incur additional costs for personnel. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the litigation funding which the Company intends to market and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its litigation funding services and products, to develop and market an interactive website, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization.
To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its services and other product candidates. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of public acceptance of the Company's litigation support services and products, the demand for the Company's litigation support services and products; seasonal trends in demand; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry;
technical difficulties; general economic conditions, and economic conditions specific to the litigation funding market. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Management of Growth

The Company expects to experience significant growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company intends to hire claims adjustors, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales, insurance claims, and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience difficulty in filling its needs for qualified sales, claims adjustors, and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

Risks associated with acquisitions

Although the Company does not presently intend to do so, as part of its business strategy in the future, the Company could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There is a voting arrangement between Mr. Sens and Mr. Reed whereby Mr. Sens and Mr. Reed each must cast the number of votes to which each is entitled as a Shareholder for the election to the Board of Directors as will, together with the votes so cast by the other, cause the election to, and retention or removal of, the persons nominated by each of Sens and Reed, as members of the Board. Mr. Sens will be entitled to nominate three members of the Board, and Mr. Reed will be entitled to nominate two members of the Board. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Compensation of Directors

Directors currently do not receive a salary for their services and are not paid a fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. The Company anticipates that the Directors will be compensated for attending meetings in the future.

Darryl Reed, President/CEO/Director

Mr. Darryl Reed (age 33) is the current President & CEO of the Company and has been a Director since inception. Since June of 1999, he has devoted time and financial resources to the development of the Company's business strategy. This has included analyzing all of the major competitors' strengths, weaknesses, and their market strategies. His background includes six years in the insurance and financial services industry. He has received training in field underwriting, case analysis and sales. His primary career has been with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. While at New York Life, he achieved recognition for outstanding performance in sales and marketing. Prior to his affiliations with New York Life, Mr. Reed was with American Express Financial Advisors from August 1994 through September 1995. Mr. Reed holds several licenses in the financial services industry, including Series 7, 63 and 65. He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. He is also the President and a director of Next Generation Media Corp.

Joel Sens, Secretary/Treasurer/Director

Mr. Joel Sens (age 37) is the current Secretary and Treasurer, and has been a Director since inception. Mr. Sens is an entrepreneur who, from March 1997, was a founder and principal shareholder of Next Generation Media Corp., a publicly held media holding company. Mr. Sens has, from 1997 to date, in one capacity or another, been an officer or consultant to Next Generation Media Corp. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

Dr. Kenneth Brochin, Director

Dr. Kenneth Brochin (age 50) has been a dentist in private practice since 1976 and has been a Director since inception. Dr. Brochin is also a Clinical Assistant Professor at the Medical College of Ohio.
Dr. Brochin is the former secretary, treasurer, and director of Next Generations Media Corp. Dr. Brochin and Joel Sens are brothers-in-law.

Jeffrey Sens, Director

Jeffrey Sens (age 37) has been a Director since inception and has been the Vice President of Operations since August 1997 for Top Driver Inc., a national driving school based outside of New York City. Prior to working at Top Driver Inc., Mr. Sens held a variety of senior operations management positions with prominent consumer goods companies such as the Sara Lee Corporation (1995-1997) and President International Corporation (1992-1995). Mr. Sens is also a former director of Next Generation Media Corp. Mr. Sens has a Bachelor of Science in industrial engineering from the University of Toledo and an MBA from Clemson University. Mr. Jeffrey Sens is the brother of Mr. Joel Sens.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2001 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and prior.




                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
(a)             (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Darryl Reed,   2001    $140,000(2) 0         0             2,000(3)   1,500,000(4)       0          0
President      2000    $140,000(1) 0         0              0              0             0          0

Joel Sens,     2001    $140,000(2) 0         0             3,000(3)   1,500,000(4)                  0
Secretary/     2000    $140,000(1) 0         0              0              0                        0
Treasurer

(1) As of October 1, 2000, the Company agreed to begin compensating Mr. Reed and Mr. Sens at a yearly rate of no less than $140,000, but did not pay to either Mr. Reed or Mr. Sens any compensation for the year 2000, leaving a balance due to each of them in an amount equal to approximately $35,000. The Employment Agreements with Mr. Reed and Mr. Sens have been disclosed in filings by the Company and are attached as Exhibits to the filing on Form SB-2 filed by the Company on March 9, 2001.

(2) Pursuant to the Employment Agreements with Mr. Reed and Mr. Sens, the Company agreed to compensate Mr. Reed and Mr. Sens at a yearly rate of no less than $140,000, but did not pay to either Mr. Reed or Mr. Sens any compensation for the year 2001, leaving a balance due to each of them in an amount equal to approximately $140,000.

(3) The Company issued to Mr. Reed and Mr. Sens, 2,000,000 and
3,000,000 shares respectively as founders, at a price of $0.001.

(4) The Company issued, pursuant to an Employment Agreement with each of them, to Mr. Reed and Mr. Sens, stock options for each individual in an amount of 1,500,000 options granted, with 400,000 to purchase company's common stock at $.50 per share, 300,000 to purchase company's common stock at $1.00 per share, 300,000 to purchase company's common stock at $1.75 per share, 500,000 to purchase company's common stock at $2.00 per share. Neither Mr. Reed nor Mr. Sens has exercised any of the options granted pursuant their respective Employment Agreements, and, as there is not a current market for the shares underlying the options, the options granted should be considered out of the money options at this time.

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company. If and when the Company has raised sufficient working capital, either through equity or through revenues, the Company will commence paying a salary to Mr. Reed pursuant to an Employment Agreement entered into on October 1, 2000 at a rate of not less than $140,000 per year, to be increased periodically based on an inflation index. The Company will pay Mr. Joel Sens pursuant to an Employment Agreement entered into on October 1, 2000 at a rate of not less than $140,000 per year, to be increased periodically based on an inflation index. These salaries will be reviewed annually and adjusted upward as the parties may mutually agree. In addition to this salary, a cash bonus may be awarded based upon performance. As of December 31, 2001, the Company had accrued approximately $350,000 in compensation expense to Messrs. Reed and Sens that will not be paid out until the Company has a sufficient amount of working capital.

Additional benefits under the employment agreements include health, major medical and dental benefits as well as a life insurance policy with a death benefit of not less than $1,500,000. In addition, the Company will provide an automobile or monthly car allowance, such benefit not to exceed $600 per month.

The term of these agreements are for three years from the date of execution; however, the agreements may be automatically extended for additional one year terms unless ninety-day written notice of intent to terminate the contract or to negotiate other terms and conditions is given by either party to the agreements. In the event the agreement is not renewed or extended or a new agreement is not entered into, Mr. Sens or Mr. Reed would be paid the compensation that would have been paid under the agreements for twelve months after expiration of the initial or subsequent terms of the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 5, 2002 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     Darryl Reed                       2,000,000(3)      37.26%
                 927 South Walter Reed Drive
                 Suite 5
                 Arlington, Virginia 22153

Common Stock     Joel Sens,                       3,000,000(3)       55.89%
                 927 South Walter Reed Drive
                 Suite 5
                 Arlington, Virginia 22153

Common Stock     Jeffrey Sens                             0           0.00%
                 927 South Walter Reed Drive
                 Suite 5
                 Arlington, Virginia 22153

Common Stock     Kenneth Brochin                          0           0.00%
                 927 South Walter Reed Drive
                 Suite 5
                 Arlington, Virginia 22153

Common Stock     Shares of all directors and      5,000,000          93.14%
                 executive officers as a group (4
                 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) Not included within this amount are stock options for each individual in an amount of 1,500,000 options granted, with 400,000 to purchase company's common stock at $.50 per share, 300,000 to purchase company's common stock at $1.00 per share, 300,000 to purchase company's common stock at $1.75 per share, 500,000 to purchase company's common stock at $2.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

A principal shareholder of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the shareholder at December 31, 2001 was $16,225.

Included in accounts payable and accrued liabilities at December 31, 2000 is $ 751, which represents advances from stockholders or officers of the Company. No formal agreement or repayment terms exist.

Included in accounts payable and accrued liabilities are $ 350,000 and $70,000 at December 31, 2001 and 2000, respectively for unpaid salaries for officers of the Company.

The Company has advanced funds to its officers and principal shareholders. The amounts due the Company at December 31, 2001 and 2000 were $15,099 and $22,445, respectively. The advances are unsecured and no formal repayment terms or arrangements exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                           FORMING A PART OF ANNUAL REPORT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                        PRE-SETTLEMENT FUNDING CORPORATION

Index to Financial Statements

                                                                    Page No.

Report of Independent Certified Public Accountants                       F-3

Balance Sheets at December 31, 2001 and 2000                             F-4

Statement of Losses for the Years Ended December
31, 2001 and 2000, and the Period October 14,
1999 (Date of Inception) Through December 31, 2001                       F-5

Statement of Deficiency in Stockholders' Equity
for the Period October 14, 1999
(Date of Inception) Through December 31, 2001                            F-6

Statement of Cash Flows for the Years Ended
December 31, 2001 and 2000, and the Period
October 14, 1999 (Date of Inception) Through
December 31, 2001                                                        F-7

Notes to Financial Statements                                    F-8 to F-17


                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                              1360 Beverly Road
                                  Suite 305
                            McLean, VA  22101-3621
                                 703-448-9200
                               703-448-3515 (fax)
                                                            Philadelphia, PA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pre-Settlement Funding Corporation
Arlington, VA

     We have audited the accompanying balance sheets of Pre-Settlement Funding Corporation (a development stage company, the "Company") as of December 31, 2001 and 2000 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended and the period October 14, 1999 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pre-Settlement Funding Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended, and for the period October 14, 1999 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLean, Virginia
March 27, 2002

                       PRE-SETTLEMENT FUNDING CORPORATION
                         (A Development Stage Company)
                                  BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                       2001          2000
                                       ASSETS

Current Assets:
 Cash                                                 $    1,003   $   22,207
 Loans Receivable (Note F)                                15,099       22,445
 Claims Advances                                           5,250            -
 Prepaid expenses and other                                1,038        7,738
     Total current assets                                 22,390       52,390

                                       LIABILITIES

Current Liabilities:
Accounts payable and accrued liabilities (Note F)        533,091       87,415
Advances from shareholder (Note F)                        16,225            -
Convertible notes payable (Note B)                             -       72,000
     Total current liabilities                           549,318      159,415

Commitments and contingencies (Note E)                         -            -

DEFICIENCY IN STOCKHOLDERS' EQUITY (NOTE C)
Preferred Stock, $.001 par value per share;
100,000 shares authorized, none outstanding                    -            -
Common Stock, $.001 par value per share,
19,900,000 shares authorized, 5,368,000 and
104,000 shares issued and outstanding at
December 31, 2001 and December 31, 2000                    5,368          104
Additional paid in capital                               183,652       51,896
Deficit accumulated during development stage            (715,948)    (159,025)
   Deficiency in stockholder's equity                   (526,928)    (107,024)

                                                          22,390       52,390

                 See accompanying notes to financial statements

                      PRE-SETTLEMENT FUNDING CORPORATION
                        (A Development Stage Company)
                              STATEMENT OF LOSSES


                                                                                              For The
                                                    For the Year       For the Year      Period October 14
                                                        Ended              Ended          1999 (Date of
                                                     December 31        December 31       Inception) to
                                                        2001                2000         December 31 2001
Revenues:                                          $     6,050        $          -       $     6,050

Costs and expenses:
 General and administrative                            565,853             157,337           724,481

   Total costs and expenses                            565,853             157,337           724,481

Other income and (expenses):
 Interest and Other                                      2,880                (397)            2,483

Loss from operations                                  (556,923)           (157,734)         (715,948)
 Income (taxes) benefit                                      -                   -                 -
   Net loss                                           (556,923)           (157,734)         (715,948)

Loss per common share (basic and assuming
dilution) (Note G)                                       (0.11)              (1.80)            (0.17)

Weighted average shares outstanding                  5,351,681              87,609         4,289,632


                     See accompanying notes to financial statements

                           PRE-SETTLEMENT FUNDING CORPORATION
                              (A Development Stage Company)
                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO DECEMBER 31, 2001


                                                                                      Deficit
                                                                                    Accumulated
                                                                       Additional     During
                                                Common      Stock      Paid-In      Development
                                                Shares      Amount     Capital        Stage        Total
Net loss                                               -   $       -   $        -   $    (1,291) $  (1,291)
Balance at December 31, 1999                           -           -            -        (1,291)    (1,291)
Common stock issued on September 30, 2000
in exchange for convertible debt at $.50
per share                                         78,000          78       38,922             -     39,000
Common stock issued on November 27, 2000 in
exchange for convertible debt at
$.50 per share                                    26,000          26       12,974             -     13,000
Net loss at December 31, 2000                          -           -            -      (157,734)  (157,734)
Balance at December 31, 2000                     104,000         104       51,896      (159,025)  (107,025)
Common stock issued on January 1, 2001 in
exchange for convertible debt at $ .50 per
share                                            174,000         174       86,826             -     87,000
Common stock issued on January 2, 2001 to
founders in exchange for services valued at
$ .001 per share                               5,000,000       5,000           20             -      5,020
Common stock issued on January 2, 2001 in
exchange for services at $.50 per share           90,000          90       44,910             -     45,000

Net Loss at December 31, 2001                          -           -            -      (556,923)  (556,923)
Balance at December 31, 2001                   5,368,000       5,368      183,652      (715,948)  (526,928)


                      See accompanying notes to financial statements

                            PRE-SETTLEMENT FUNDING CORPORATION
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS

                                                                                              For The
                                                    For the Year       For the Year      Period October 14
                                                        Ended              Ended          1999 (Date of
                                                     December 31        December 31       Inception) to
                                                        2001                2000         December 31 2001
Cash flows from operating activities
Net Loss                                            $  (556,923)      $  (157,734)       $  (715,948)
Common stock issued to founders                           5,020                 -              5,020
Common stock issued in exchange for services             45,000                 -             45,000
Changes in assets and liabilities
 Loans Receivable                                         7,346           (22,445)           (15,099)
 Claims Advances                                         (5,250)                              (5,250)
 Prepaid Expenses                                         6,700            (7,738)            (1,038)
 Accounts Payable and accrued expenses                  445,678            87,415            533,093
Net cash provided from (used in) operating
 Activities                                             (52,429)         (100,502)          (154,222)
Cash Provided (Used) by Financing Activities
 Proceeds from Issuance of Capital Notes                 15,000           124,000            139,000
 Shareholder advances (repayments)                       16,225            (2,100)            16,225
Net cash provided in financing activities                31,225           121,900            155,225
Increase (decrease) in cash and cash equivalents        (21,204)           21,398              1,003
Cash and cash equivalents, beginning of year             22,207               809                  -
Cash and cash equivalents, end of the year                1,003            22,207              1,003

Supplemental Information:
Common Stock issued in exchange for Capital Notes        87,000            52,000            139,000
Common Stock issued to founders in exchange for
 Services                                                 5,020                 -              5,020
Common Stock issued in exchange for services             45,000                 -             45,000
Cash paid during the period for interest                      -                 -                  -
Cash paid during the period for taxes                         -                 -                  -

                    See accompanying notes to financial statements

                          PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31,2001 and 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses.

Revenue Recognition

The Company plans to advance cash to personal injury plaintiffs throughout Virginia, Maryland and the District of Columbia in exchange for a portion of the plaintiff's anticipated litigation
claims.   The Company through Plaintiff's counsel will file
appropriate papers securing its position. At the inception of the advance, no revenue is recognized and the cash advances, together with the initial direct costs of originating the advance, which are capitalized, will appear on the balance sheet as "Claims Advances". The Claims Advances will be classified as current or non-current assets, depending upon managements' estimate as to when the
underlying claim will be settled.   The Company is paid only if the
customer receives a monetary settlement or judgement that exceeds the plaintiff's lawyer's expenses. Revenues from the Company's portion of the anticipated settlement will be recognized upon the realization of the claims.

Non-refundable processing/administrative fees by the Company will be offset against the direct initial costs of originating the advance. The resulting amount will be amortized to income over the expected life of the claim.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $
1,221 and $ 0 during the years ended December 31, 2001 and 2000.

Property and Equipment

For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives (three to five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company currently has a limited number of customers. The Company will periodically review its Claims Advances in determining its allowance for unsuccessful settlements to provide for estimated future losses of advances made to plaintiffs. The allowances will be based upon an assessment of overall risks, management's evaluation of probable losses, historic performance, and monthly reviews of cases. Specific advances will be written off when the probability of loss has been established in amounts determined to cover such losses after giving consideration to the claim's underlying value.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

The Company is in the development stage and its efforts have been principally devoted to developing a litigation funding business, which advance funds to personal injury plaintiffs in exchange for a portion of their claims. To date, the Company has generated limited revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company has incurred a net loss of $ 556,923 during the year ended December 31, 2001 and $157,734 during the year ended December 31, 2000. The Company's current liabilities exceeded its current assets by $526,928 as of December 31, 2001. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 715,948. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

NOTE B- CONVERTIBLE NOTES PAYABLE

Note payable at December 31, 2001 and 2000 consists of the following:

                                                        2001        2000
Notes payable, convertible into common
stock at a price of $ .50 per share:
interest at a rate of 10% per annum; due
March 28, 2001.                                       $       -   $   25,000

Notes payable, convertible into common
stock at a price of $ .50 per share:
interest at a rate of 10% per annum; due
April 16, 2001.                                               -        5,000

Notes payable, convertible into common
stock at a price of $ .50 per share:
interest at a rate of 10% per annum; due
May 7, 2001.                                                  -        5,000

Notes payable, convertible into common
stock at a price of $ .50 per share:
interest at a rate of 10% per annum; due
May 24, 2001.                                                 -       25,000

Notes payable, convertible into common
stock at a price of $ .50 per share:
interest at a rate of 10% per annum; due
June 14, 2001.                                                -       12,000

                                                              -       72,000

NOTE C - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding
Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2001, there are no preferred shares outstanding.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2001, there are 5,368,000 shares of common stock outstanding.

In March 2000, the Company issued $ 124,000 of notes payable convertible into common stock at a price equal to $ .50 per share. As of December 31, 2000, the holders of the notes payable elected to convert $ 52,000 of the notes, net of costs, in exchange for 104,000 shares of the Company's common stock.

In January 2001, the holders of the $ 72,000 of convertible Notes
Payable, exercised their rights to convert the unpaid principal to 144,000 shares of the Company's common stock at the conversion price of $.50 per share.

In January 2001, $15,000 of convertible notes payable were issued and converted to 30,000 shares of the Company's common stock.

In January 2001, the Company issued 5,000,000 shares of the Company's common stock to the Company's Founders in exchange for services provided to the Company from its inception. The Company valued the shares issued at $.001 per share, which approximated the fair value of the services rendered. The compensation costs of $5,020 were charged to income during the year ended December 31, 2001.

In January 2001, the Company issued 90,000 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $ .50 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $ 45,000 were charged to income during the year ended December 31, 2001.

NOTE D-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $716,000, which expires through 2021, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $243,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31,2001 are as follows:

Non Current:

Net operating loss carryforward                       $243,000
Valuation allowance                                   (243,000)
Net deferred tax asset                                       -

NOTE E-COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Arlington, Virginia. Commitments for minimum rentals under noncancellable operating leases at December 31,2001 are as follows:

2002        $4,800

Rental expense for the years ended December 31, 2001 and 2000 was  $5,000 and $4,363, respectively and was charged to operations in the period incurred. The lease was renewed effective December 1, 2001 through November 2002 at an annual rental of $4,800.

Employment agreements

The Company has an employment agreement with the Company's Chief
Executive Officer/President and Secretary/Treasurer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide web development and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE F- RELATED PARTY TRANSACTIONS

A principal shareholder of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the shareholder at December 31, 2001 was $16,225.

Included in accounts payable and accrued liabilities at December 31, 2000 is $ 751, which represents advances from stockholders or officers of the Company. No formal agreement or repayment terms exist.

Included in accounts payable and accrued liabilities are $ 350,000 and $70,000 at December 31, 2001 and 2000, respectively for unpaid salaries for officers of the Company.

The Company has advanced funds to its officers and principal shareholders. The amounts due the Company at December 31, 2001 and 2000 were $15,099 and $22,445, respectively. The advances are unsecured and no formal repayment terms or arrangements exist.

NOTE G - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common Stockholders by the weighted average of common shares outstanding during the year.

                                                2001      2000     Inception
                                                                   October 14
                                                                   1999 through
                                                                   December 31
                                                                        2001

Loss Available to Common Shareholders        $ (556,923) $(157,734) $ (715,948)
Basic and Fully Diluted Loss Per Share            (0.11)     (1.80)      (0.17)
Weighted Average Common Shares Outstanding    5,351,681     87,609   4,289,632

NOTE H- STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Common Stock issued to key employees of the Company.

                                                    Weighted
                                                    Average
                                     Weighted       Exercise Price
                                     Number of      Per Share
                                     Shares                           Shares
Number of Exercisable

Outstanding at December 31, 1999              -                -             -
Granted                                       -                -             -
Exercised                                     -                -             -
Cancelled                                     -                -             -
Outstanding at December 31, 2000              -                -             -
Granted                               4,540,000            $1.25     4,540,000
Exercised                                     -                -             -
Cancelled                            (1,500,000)               -    (1,500,000)
Outstanding at December 31, 2001      3,040,000            $1.25     3,040,000

In January 2001, 4,520,000 options to purchase stock of the company were issued to the Company's founders and a consultant. The range of exercise prices is from $0.50 to $2.00 per share. The weighted average exercise price is $1.25 per share. The weighted average remaining contractual life of the option contracts is two and one half years.

In January 2001, the Company issued 20,000 options to a key vendor to purchase the Company's common stock. The exercise price of the options is $.50 per share and expires in December 2003.
On December 11, 2001, the Company cancelled, at no cost to the Company, 1,500,000 options previously granted to a consultant to purchase the Company's common stock at $1.00 per share.

For disclosure purposes the fair value of stock option grants are estimated on the date of the grants using the Black-Scholes option pricing model with the following weighted -average assumptions used for stock options granted during the year ended December 31, 2001.
As a private company, the estimated fair value of stock options granted to employees during the period on the basis of their minimum value, which was determined by a present value calculation using a risk free interest rate of 5.85% an expected life of 2.5 years, no dividends being paid on the underlying common shares during the life of the options and no volatility. If the company recognized compensation cost for the stock option plan in accordance with SFAS
No. 123, the Company's pro forma net loss from operations would have been unchanged for all periods presented. The weighted average fair value of the options granted was $ 0 for the year ended December 31, 2001.

NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company incurred losses from operations of $715,948. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.
In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRE-SETTLEMENT FUNDING CORPORATION

Dated: April 15, 2002                  By: /s/Darryl Reed
                                       Darryl Reed, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Dated: April 15, 2002                  /s/Darryl Reed
                                       President/CEO/Director

Dated: April 15, 2002                  /s/Joes Sens
                                       Joel Sens
                                       Secretary/Treasurer/Director

Dated: April 15, 2002                 /s/Jeffrey Sens
                                      Jeffrey Sens, Director

Dated: April 15, 2002                 /s/Kenneth Brochin
                                      Kenneth Brochin, Director


                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


TO: Pre-Settlement Funding Corporation

As independent certified public accountants, we hereby consent to the incorporation by reference in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Pre-Settlement Funding Corporation for the year ended December 31, 2000 of our report dated February 1, 2001 and contained in the Registration Statement No. 333-56848 of Pre-Settlement Funding Corporation Form SB-2 under the Securities Act of 1933 insofar as such report relates to the financial statements of Pre-Settlement Funding Corporation for the year ended December 31, 2000.

                                           /s/ Stefanou & Company, LLP
                                           Stefanou & Company, LLP

McLean, Virginia
March 27, 2002

                                EXHIBIT INDEX

Exhibit No.                    Description

(1) Form of Amended Underwriting and Selling Agreement between Pre-Settlement Funding and Three Arrows Capital Corp. is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(3) (i) Amended and Restated Certificate of Incorporation is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(3) (ii)Amended and Restated Bylaws is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (i) Amended Form of Subscription Agreement is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.

(4) (ii)Form of 10% Convertible Note is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (iii)Form of Registration Agreement relating to the 10%
        Convertible Notes is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (iv)Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Joel P. Sens is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (v) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Darryl Reed is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (vi)Form of Common Stock Purchase Option relating to Exhibits 4
        (iv) and 4 (v) is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (vii)Form of Amended Escrow Agreement by and between Pre-
        Settlement Funding Corporation, Three Arrows Capital Corp.
        and The Business Bank, is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.

(9) Stockholder Agreement by and among Pre-Settlement Funding Corporation, Joel P. Sens and Darryl W. Reed, dated October 26, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (i)Form of Purchase and Security Agreement is incorporated by reference to the Company's registration statement on Form
        SB-2 as filed with the SEC on March 9, 2001.

(10) (ii)Employment Agreement between Pre-Settlement Funding
        Corporation and Darryl Reed dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001

(10) (iii)Employment Agreement between Pre-Settlement Funding
        Corporation and Joel Sens dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (iv)Letter by Typhoon Capital Consultants, LLC to Pre-Settlement Funding Corporation on December 11, 2001 withdrawing as a consultant to Pre-Settlement Funding Corporation and waiving all rights to any cash or equity compensation owed to it by Pre-Settlement Funding Corporation except for the fifty thousand (50,000) shares already issued to Typhoon Capital Consultants, LLC, is incorporated by reference to Post-Effective Amendment No. 5, filed on Form SB-2 on January 16, 2002.

(10) (v)Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku is incorporated by reference to Post-Effective Amendment
        No. 1, filed on Form SB-2 on July 6, 2001.

(10) (vi)Letter Agreement for consulting services dated August
        31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (vii)Letter Agreement for consulting services dated June
        13, 2000 between Pre-Settlement Funding Corporation and Baker Technology, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(23) (i) Consent of Stefanou & Company, LLP is filed herein.