Form 10QSB
period 2002-03-31
PRE SETTLEMENT FUNDING CORP
filed 2002-07-24
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 333-56848

                       PRE-SETTLEMENT FUNDING CORPORATION
              (Exact name of Company as specified in its charter)

             Delaware                                 54-1965220
(State or jurisdiction of incorporation            (I.R.S. Employer
            or organization                        Identification No.)

       927 South Walter Reed Drive, Suite 5, Arlington, VA      22204
            (Address of principal executive offices)          (Zip Code)

                Company's telephone number: (703) 892-4123

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of July 1, 2002.

                                 TABLE OF CONTENTS

Part I - Financial Information                                         Page

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets:

         Condensed Statements Of Operations:

         Condensed Statements Of Cash Flows:

         Notes To Unaudited Condensed Financial Information

Item 2.  Management's Discussion And

         Analysis Of Financial Condition
         Or Plan Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                      PRE-SETTLEMENT FUNDING CORPORATION
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                             March 31          December 31
                                                2002                2001
                                      ASSETS

Current assets:
 Cash and equivalents                        $    1,975        $    1,003
 Loans receivable                                 4,222            15,099
 Claims advances                                 12,000             5,250
 Prepaid expenses and other                           -             1,038
  Total current assets                           18,197            22,390

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities       640,294           533,093
 Advances from shareholder                       20,687            16,225
  Total Current Liabilities                     660,981           549,318

Commitments and Contingencies                         -                 -

Deficiency in Stockholders' Equity
 Preferred stock, par value, $.001 per share;
  100,000 shares authorized; none issued and
   outstanding at March 31, 2002 and
   December 31, 2001                                 -                  -

 Common stock, par value, $.001 per share;
  19,900,000 shares authorized ; 5,368,000
  shares issued and outstanding at March 31,
  2002 and December 31, 2001                     5,368              5,368
 Additional paid-in-capital                    183,652            183,652
 Deficit accumulated during development
 stage                                        (831,804)          (715,948)
 Deficiency in stockholder's equity           (642,784)          (526,928)

                                                18,197             22,390

     See accompanying notes to unaudited condensed financial information

                        PRE-SETTLEMENT FUNDING CORPORATION
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           For The Period
                                                           For The Three Months             October 14
                                                              Ended March 31               1999 (Date of
                                                                                           Inception) to
                                                         2002               2001           March 31 2002
Revenues:                                              $     2,975        $        -       $     9,025

Costs and Expenses:
 Selling, general and administrative                       118,843           187,294           843,324
  Total Cost and Expense                                   118,843           187,294           843,324

Other Income:
 Interest and other                                             12               300             2,495

Loss from operations                                      (115,856)         (186,994)         (831,804)

Income (taxes) benefit                                           -                 -                 -

Net Loss                                                  (115,856)         (186,994)         (831,804)

Loss per common share (basic
and assuming dilution)                                       (0.02)            (0.04)            (0.19)
Weighted average shares
Outstanding Basic and Diluted                            5,368,000         5,302,000          4,469,031


See accompanying notes to the unaudited condensed financial information

                             PRE-SETTLEMENT FUNDING CORPORATION
                                (A Development Stage Company)
                             CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                                           For The Period
                                                           For The Three Months             October 14
                                                              Ended March 31               1999 (Date of
                                                                                           Inception) to
                                                         2002               2001           March 31 2002
Cash flows (used in)/provided by operating
activities:
Net loss                                               $   (115,856)      $  (186,994)     $    (831,804)
Adjustments to reconcile net earnings  to
net cash provided by operating activities:
Common Stock issued to founders                                   -             5,020              5,020
Common Stock issued in exchange for services                      -            45,000             45,000
(Increase) decrease in:
 Loans receivable                                            10,877            (9,945)            (4,222)
 Claims advances                                             (6,750)           (1,000)           (12,000)
 Prepaid expenses and other                                   1,038             1,700                  -
Increase (decrease) in:
 Accounts payable and accrued expenses, net                 107,201           110,295            640,294
Net cash used in operating activities                        (3,490)          (35,294)          (157,712)

Cash flows (used in)/provided by investing
activities:                                                       -                 -                  -

Cash flows (used in)/provided by financing
activities:
 Proceeds from issuance of capital notes, net                     -           15,000             139,000
 Shareholder advances (repayments)                            4,462                -              20,687
Net cash provided by financing activities                     4,462           15,000             159,687

Net increase (decrease) in cash and equivalents                 972          (20,924)              1,975

Cash and cash equivalents at beginning of period              1,003           22,207                   -

Cash and cash equivalents at end of period                    1,975            1,283               1,975

Supplemental Information:
 Cash paid during the period for interest                         -                -                   -
 Cash paid during the period for taxes                            -                -                   -
 Common Stock issued in exchange for
  capital notes                                                   -           87,000             139,000
 Common Stock issued to founders in
  exchange for services                                           -            5,020               5,020
 Common Stock issued in exchange for services                     -           45,000              45,000


        See accompanying notes to unaudited condensed financial information

                          PRE-SETTLEMENT FUNDING CORPORATION
                             (A Development Stage Company)
                       NOTES TO CONDENSED FINANCIAL INFORMATION
                                    MARCH 31, 2002
                                      (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Business and Basis of Presentation

Pre-Settlement Funding Corporation (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the un-audited financial statements and accompanying notes included in this Form 10-QSB and in the audited financial statements for the year ended December 31, 2001 included in our filing on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock. The following discussion and analysis should be read in conjunction with the financial statements of our Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $9,000, from operations. We have funded approximately 27 cases to date and we anticipate that after the completion of our public offering, we can substantially increase the number of cases we fund. During the next twelve months we intend to develop our business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases. The further development of this business will include, but not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our services, incomplete or inadequate underwriting of our cases, Our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Pre-settlement Funding, and general economic conditions specific to the personal injury lawsuit industry.

For the period from our inception through March 31, 2002, we have:

     - Formed our company and established our initial structure

     - Researched the market for litigation funding services and the activities of our competitors

     - Researched potential legal barriers to implementing our business plan

     - Ran print ads in a local advertisement circular

     - Developed our website which was completed in 2001

     - Entered into consulting agreements with various service providers

     - Reviewed and analyzed the cases of several potential clients

     - Issued cash advances to 32 clients

     - Settled and received proceeds with respect to 27 cases

Our website has generated minimum potential business activity to date. O OOur activities will continue to be limited unless and until we receive further financing, either through equity or debt financing. Without these proceeds, we will not have the capital resources or liquidity to:

     - Implement the business plan;

     - Commence operations through the advancement of cash to qualified customers; or

     - Hire any additional employees.

Operating Data

The table below provides a summary of the key operating metrics we use to assess our operational performance


                                   Quarter Ending March 31        %          Year Ended        Annualized %
                                   2002               2001      Change       Dec 31 2001          Change
Operating data
Cases outstanding                      15                 0          -               10                 50%
Cases settled in period                 8                 0          -               19               68.4%
Advances in period                     13                 1     1,200%               19              173.7%
Value of advances                 $10,500            $1,000       950%           11,950              251.5%
Value of settlements                6,725                 0         -            12,750              111.0%
Value of advances for
cases settled                       3,750                 0         -             6,700              123.9%
Margin on cases settled (a)         2,975                 0         -             6,050               96.7%
% Margin on cases settled           44.2%                 0%        -              47.5%             (6.9)%
Average revenue per customer (b)     372                  0         0%              318               17.0%
Employees                              2                  2         0%                2                  0%


We define certain business metrics used above as follows:

(a) Margin on cases settled is equivalent to the revenue reported on the income statement

(b) Average revenue per customer is defined as net revenue per income statement divided by the number of cases settled in period

Comparison of Financial Results

Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

Revenues

Revenue represents the net proceeds to Pre-settlement Funding from the settlement of cases. We have generated modest revenues from operations from inception of our business. During the quarter ended March 31, 2002, we have generated $2,975 in revenues from monetary settlements, as compared to $0 revenues for the quarter ended March 31, 2001. We began advancing funds to personal injury plaintiffs in February 2001. We began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001. In the quarter ended March 31, 2002 we have made advances totaling $10,500 with regard to 13 new cases and settled 8 cases with a value of $6,725 compared to 1 case advanced at a value of $1000 in the quarter ended March 31, 2001 with no settlements. The margin achieved on net settlements has deteriorated slightly from that achieved for the year ended December 31, 2001, falling from 47.5% to 44.2%, however the volume of cases settled has increased on a pro-rata basis by 68.4%.

Our ability to increase the rate of advances in future periods, and hence the growth in our revenue may be limited by the availability of funding. If we are funded with proceeds from our offering of equity, we believe Pre-settlement Funding will begin earning additional revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31, 2002, we have incurred expenses of $843,324 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement. Total operating expenses in the quarter ended
March 31, 2002 were $118,843, compared to $187,294 in March 31,2001. Based on our review of costs, 29% of the costs incurred in the quarter ended March
31, 2002 were related to our stock issuance, funding and development of business plan expenses, compared to 52% in the quarter ended March
31, 2001. Cost were higher in the quarter ended March 31, 2001, compared to the current quarter, primarily due to $25,000 in consulting fees associated with developing the business plan, approximately $37,000 associated with the write off of notes and their conversion to equity, higher costs for accounting fees associated with the issuance of equity, cancellation of notes and registration statement preparation.

Liquidity and Capital Resources

As of March 31, 2002, we had a working capital deficit of $642,784. As a result of our operating losses from our inception through March 31, 2002, we generated a cash flow deficit of $157,712 from operating activities. We met our cash requirements during the quarter ended March 31, 2002 through $15,339 advances and loan repayments from our principal shareholders. Our accounts payable, which is composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, stands at $195,553 at March 31, 2002. Accrued payroll, representing liabilities to our two employees, stands at $444,739 at March 31, 2002.

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. Current market conditions, however, make it more difficult to raise equity through a public offering. The current focus of our efforts is to seek an equity infusion form a private investor that will meet our requirements. We currently do not have any commitments for financing.
There are no assurances we will be successful in raising the funds required.

We believe that it may be necessary to raise up to One Million Dollars to implement our business plan over the course of the next twelve months, though we plan to use our existing capital resources and these resources may be sufficient to fund our current level of operating activities, capital expenditures, debt and other obligations through the next 12 months.

If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We believe that if the minimum proceeds are raised from a private equity or debt source, sufficient capital will exist to fund our operations, capital expenditures, debt, and other obligations for the next twelve months. Operations will be adjusted to this level of capitalization. Although we are dependent upon our success in securing a private investor to carry out our business plan, if we are unsuccessful, we will seek to obtain financing through other sources.

Our independent certified public accountants have stated in their report included in our December 31, 2001 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

As of March 31, 2002, we have two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate increasing our employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the generating revenues and obtaining sources of financing. As we continue to expand, we will incur additional costs for personnel. There are no assurances we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our stock.

Limited operating history; anticipated losses; uncertainly of future results

We have only a limited operating history upon which an evaluation of our business and its prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the litigation funding which we intend to market and the acceptance of our business model. We will be incurring costs to develop, introduce and enhance our litigation funding services and products, to develop and market an interactive website, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the sale of our services and other product candidates. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our products. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders.

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the level of public acceptance of our litigation support services and products, the demand for our litigation support services and products; seasonal trends in demand; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; the introduction of new services and products by Pre-settlement Funding or its competitors; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the litigation funding market. Our quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or investors' expectations in some future quarter.

Management of Growth

We expect to experience significant growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, we intend to hire claims adjustors, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success. In particular, the availability of qualified sales, insurance claims, and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, we expects to experience difficulty in filling its needs for qualified sales, claims adjustors, and other personnel.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. We are in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations, and financial condition will be materially adversely affected.

Risks associated with acquisitions

Although we are do not presently intend to do so, as part of our business strategy in the future, we could acquire assets and businesses relating to or complementary to our operations. Any acquisitions by Pre-settlement Funding would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: we could be exposed to unknown liabilities of the acquired companies; we could incur acquisition costs and expenses higher than it anticipated; fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; we could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; our ongoing business could be disrupted and its management's time and attention diverted; we could be unable to integrate successfully.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three- month period ending March 31, 2002.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

(b) Exhibits. There have not been any documents that are to be attached as Exhibits entered into during the three-month period covered in this Form 10-QSB and therefore, all Exhibits have been previously filed by the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pre-Settlement Funding Corp.

Dated: July 15, 2002                      By: /s/ Darryl Reed
                                          Darryl Reed, President