Form 10QSB
period 2002-06-30
PRE SETTLEMENT FUNDING CORP
filed 2002-08-20
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2002

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                              COMMISSION FILE NUMBER: 333-56848

                              PRE-SETTLEMENT FUNDING CORPORATION
                  (Exact name of Company as specified in its charter)

     Delaware                                                     54-1965220
(State or jurisdiction of incorporation)                   (I.R.S. Employer or
             organization                                   Identification No.)

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of August 15, 2002.

                                 TABLE OF CONTENTS

Part I Financial Information                                          Page

Item 1.Financial Statements (Unaudited)

       Condensed Balance Sheets:
       June 30, 2002 And December 31, 2001

       Condensed Statements Of Operations:
       Three Months and Six Months Ended June 30, 2002 And 2001
       For the Period October 14, 1999 (Date of Inception) to June
       30, 2002

       Condensed Statements Of Cash Flows:
       Six Months Ended June 30, 2002 And 2001

       For the Period October 14, 1999 (Date of Inception) to June
       30, 2002

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

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                             PRE-SETTLEMENT FUNDING CORPORATION
                                (A Development Stage Company)
                                  CONDENSED BALANCE SHEETS
                                         (UNAUDITED)

                                            June 30 2002      December 31 2001
ASSETS

Current assets:
 Cash and equivalents                       $     1,175        $     1,003
 Loans receivable                                 1,682             15,099
 Claims advances                                 11,500              5,250
 Prepaid expenses and other                           -              1,038
  Total current assets                           14,357             22,390

                LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities       726,549             533,093
 Advances from shareholder                       23,687              16,225
  Total current liabilities                     750,236             549,318

Commitments and Contingencies                         -                   -

Deficiency in Stockholders' Equity
 Preferred stock, par value, $.001 per share;
 100,000 shares authorized; none issued and
 outstanding at June 30, 2002 and December
 31, 2001                                             -                   -
 Common stock, par value, $.001 per share;
 19,900,000 shares authorized ; 5,368,000
shares issued and outstanding
at June 30, 2002 and December 31, 2001            5,368                5,368
 Additional paid-in-capital                     183,652              183,652
 Deficit accumulated during development stage  (924,899)            (715,948)
 Deficiency in stockholder's equity            (735,879)            (526,928)
                                               $ 14,357            $  22,390

See accompanying notes to unaudited condensed financial information

                          PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                         CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


<CAPTION
                                                                                         For the Period
                               For The Three Months Ended      For The Six Months Ended  October 14, 1999
                                         June 30                        June 30          (Date of
                                                                                           Inception
                                                                                         To June 30, 2002
                                  2002             2001             2002          2001
Revenues:                       $      751       $    1,000        $  3,727     $    1,000   $       9,776

Costs and Expenses:
 Selling, general
and administrative                  93,847           87,444         212,690        242,873         937,171
Total Cost and Expense              93,847           87,444         212,690        242,873         937,171


Other Income:
 Interest and other                      0            1,489              11          2,924           2,496

Loss from operations               (93,096)         (84,955)       (212,691)      (238,949)       (924,899)

Income (taxes) benefit                   -                -               -

Net Loss                        $  (93,096)      $  (84,955)      $(208,952)    $ (238,949)     $ (924,899)

Loss per common share
(basic and assuming dilution)   $    (0.02)      $    (0.02)      $   (0.04)    $    (0.04)     $    (0.20)

Weighted average
shares outstanding
 Basic and Diluted               5,368,000        5,368,000       5,368,000      5,335,000       4,596,044


See accompanying notes to the unaudited condensed financial information

                                PRE-SETTLEMENT FUNDING CORPORATION
                                    (A Development Stage Company)
                                CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                 For The Six Months Ended     For the Period
                                        June 30               October 14, 1999
                                                              (Date of
                                                              Inception) to
                                                                  June 30
                                   2002           2001             2002

Net cash from  operating
Activities                        $ (7,290)       $ (45,189)  $ (161,512)

Cash flows from investing
Activities                               -                -            -

Net cash from financing
Activities                           7,462           27,260      162,687

Net increase (decrease) in
cash and equivalents                   172          (17,929)       1,175

Cash and cash equivalents at
beginning of period                  1,003           22,207            -

Cash and cash equivalents at
end of period                     $  1,175         $  4,278   $    1,175

Supplemental Information:
 Cash paid during the
period for interest               $      -         $      -   $        -
 Cash paid during the
period for taxes                  $      -         $      -   $        -
 Common Stock issued
in exchange for capital notes     $      -         $ 87,000   $   139,000
 Common Stock issued
to founders in exchange for
services                          $      -         $  5,020   $     5,020
 Common Stock issued
in exchange for Services          $      -         $ 45,000   $    45,000

See accompanying notes to unaudited condensed financial information

                         PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                       NOTES TO CONDENSED FINANCIAL INFORMATION
                                    JUNE 30, 2002
                                     (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB filed with the Securities and Exchange Commission on April 16, 2002.

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

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

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

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $9,700, from operations. We have funded approximately 33 cases to date and we anticipate that after receiving an equity infusion, we can substantially increase the number of cases we fund. During the next twelve months we intend to develop our business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases. The further development of this business will include, but not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our services, incomplete or inadequate underwriting of our cases, Our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Pre-settlement Funding, and general economic conditions specific to the personal injury lawsuit industry.

For the period from our inception through June 30, 2002, we have:

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

     - Ran print ads in a local advertisement circular

     - Developed our website which was completed in 2001

     - Entered into consulting agreements with various service providers

     - Reviewed and analyzed the cases of several potential clients

     - Issued cash advances to 33 clients

     - Settled and received proceeds with respect to 19 cases

Our website has generated minimum potential business activity to date. Our activities will continue to be limited unless and until we receive further financing, either through equity or debt financing. Without these proceeds, we will not have the capital resources or liquidity to:

     - Implement the business plan;

     - Commence operations through the advancement of cash to qualified customers; or

     - Hire any additional employees.

Operating Data

The table below provides a summary of the key operating metrics we use to assess our operational performance



                             Six Months Ending June 30        %      Year Ended Dec. 31      Annualized %
                                  2002        2001         Change           2001                Change
Operating data
Cases outstanding                     14         4            250%                 10             40%
Cases settled in period               10         1            900%                  9            122%
Advances in period                    14         5            180%                 19             47%
Value of advances                 11,000     3,700            197%             11,950             84%
Value of settlements               8,476     2,000            324%             12,750             33%
Value of advances for
cases settled                      4,750     1,000            375%              6,700             41%
Margin on cases settled (a)        3,726     1,000            273%              6,050             23%
% Margin on cases settled           44.0%       50%            (6)%              47.5%          (3.5)%
Average revenue per customer (b)     373     1,000           (627)%               318            17.0%
Employees                              2         2              0%                  2               0%



We define certain business metrics used above as follows:
(a) Margin on cases settled is equivalent to the revenue reported on the income statement

(b Average revenue per customer is defined as net revenue per income statement divided by the number of cases settled in period

Comparison of Financial Results

Three Months and Six Months Ended June 30, 2002 versus Three Months and Six Months Ended June 30, 2001

Revenues

Revenue represents the net proceeds to Pre-settlement Funding from the settlement of cases. We have generated modest revenues from operations from inception of our business. During the quarter ended June 30, 2002, we have generated $751 in revenues from monetary settlements, as compared to $1,000 in revenues for the quarter ended June 30, 2001. For the six months ended June 30, 2002, we generated $3,726 in revenues relative to $1,000 for the six months ended June 30, 2001. We began advancing funds to personal injury plaintiffs in February 2001. We recognized revenue from the settlement of our first case advance, in the second quarter of 2001. In the quarter ended June 30, 2002, we advanced $500, bringing the total advanced to June 30, 2002 to $11,000 with regard to 14 new cases. We have settled 10 cases with a value of $8,476. In the first six months of 2001, we had advanced 5 cases at a value of $3,700 with settlements valuing a total of $2,000. The margin achieved on net settlements has deteriorated slightly from that achieved for the year ended December 31, 2001, falling from 47.5% to 44.0% and significantly from the 50% margin achieved on our first case settlement in 2001. However, the volume of cases settled has increased by 900% over the first 6 months of 2001, and on a pro-rata basis by 122% over the year ended December 31, 2001.

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

Costs and Expenses

From our inception through June 30, 2002, we have incurred expenses of $937,171 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement. Expenses in the quarter ended June 30, 2002 were $93,848, compared to $87,444 in the quarter ended June 30, 2001. Expenses for the six months ended June 30, 2002 were $212,690 compared to $242,873 for the six months ended June 30, 2001. Based on our review of costs, 15% of the costs incurred in the six months ended June 30, 2002 were related to our stock issuance, funding and development of business plan expenses, compared to 28% in the six months ended June 30, 2002. Cost were over 12% higher in the six months ended June, 2001, compared to the current six months, primarily due to $25,000 in consulting fees associated with developing the business plan, and higher costs for accounting fees associated with the issuance of equity, cancellation of notes and registration statement preparation.

Liquidity and Capital Resources

As of June 30, 2002, we had a working capital deficit of $735,879. As a result of our operating losses from our inception through June 30, 2002, we generated a cash flow deficit of $161,512 from operating activities. We met our cash requirements during the six months ended June 30, 2002 through $20,879 advances and loan repayments from our principal shareholders. Our accounts payable and accrued liabilities, which is composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, stands at $206,454 at June 30, 2002. Accrued payroll, representing liabilities to our two employees, stands at $520,095 at June 30, 2002.

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

Number of Employees

As of June 30, 2002, we have two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate increasing our employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the generating revenues and obtaining sources of financing. As we continue to expand, we will incur additional costs for personnel. There are no assurances we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the six-month period ending June 30, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the six- month period ending June 30, 2002.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

     (b)  Exhibits.
No.                  Description

99.1 Certification of Darryl Reed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Joel Sens pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pre-Settlement Funding Corp.

Dated: August 20, 2002                     By: /s/ Darryl Reed
                                           Darryl Reed, President