Form 10QSB
period 2002-09-30
PRE SETTLEMENT FUNDING CORP
filed 2002-11-27
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of November 11, 2002.

                              TABLE OF CONTENTS

Part I     Financial Information                                   Page

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets:
           September 30, 2002 And December 31, 2001

           Condensed Statements Of Operations:
           Three Months and Nine Months Ended September 30,
           2002 And 2001
           For the Period October 14, 1999 (Date of Inception) to
           September 30, 2002

           Condensed Statements Of Cash Flows:
           Nine Months Ended September 30, 2002 And 2001
           For the Period October 14, 1999 (Date of Inception) to
           September 30, 2002

           Notes To Unaudited Condensed Financial Information

Item 2.  Management's Discussion And

         Analysis Of Financial Condition
         Or Plan Of Operations

Item 3. Controls and Procedures

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

Item 6.  Exhibits And Reports On Form 8-K


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                         PRE-SETTLEMENT FUNDING CORPORATION
                           (A Development Stage Company)
                              CONDENSED BALANCE SHEETS
                                      (UNAUDITED)

                                       September 30 2002     December 31 2001
ASSETS

Current assets:
Cash and equivalents                   $         277          $          1,003
Loans receivable                               3,228                    15,099
Claims advances                                9,500                     5,250
Prepaid expenses and other                         -                     1,038
  Total current assets                        13,005                    22,390

               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities     819,433                   533,093
Advances from shareholder                     24,687                   16,225
  Total current liabilities                  844,120                  549,318

Commitments and Contingencies                      -                        -

Deficiency in Stockholders' Equity
Preferred stock, par
value, $.001 per share;
100,000 shares authorized;
none issued and outstanding
at September 30, 2002 and
December 31, 2001                                  -                       -
Common stock, par value,
$.001 per share; 19,900,000
shares authorized; 5,368,000
shares issued and outstanding
at September 30, 2002 and
December 31, 2001                             5,368                     5,368
Additional paid-in-capital                  183,652                   183,652
Deficit accumulated
during development stage                 (1,020,135)                (715,948)
Deficiency in stockholder's equity         (831,115)                (526,928)
                                             13,005                   22,390

See accompanying notes to unaudited condensed financial information

                         PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                          CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                                                        For the Period
                                       For The Three Months       For the Nine Months     October 14, 1999
                                              Ended                     Ended             (Date of
                                           September 30             September 30          Inception)
                                       2002            2001       2002           2001     September 30 2002
Revenues:                              $     4,375    $   4,900   $     8,102   $   4,900   $    14,151

Costs and Expenses:
Selling, general and administrative         99,610      175,519       312,301     418,392     1,036,781
Total Cost and Expense                      99,610      175,519       312,301     418,392     1.036,781

Other Income (Expenses):
Interest and other                               0       (1,000)           12       2,924         2,495

Loss from operations                       (95,235)    (171,619)     (304,187)   (410,568)   (1,020,135)

Income (taxes) benefit                           -            -             -           -             -

Net Loss                                   (95,235)    (171,619)     (304,187)   (410,568)   (1,020,135)

Loss per common share
(basic and assuming dilution)                (0.02)       (0.03)        (0.06)      (0.08)        (0.22)

Weighted average
shares outstanding
Basic and Diluted                        5,368,000    5,368,000     5,368,000   5,338,894     4,685,365


See accompanying notes to the unaudited condensed financial information

                         PRE-SETTLEMENT FUNDING CORPORATION
                           (A Development Stage Company)
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                 For The Period
                                                                 Oct 14 1999
                                                                 (Date of
                                                                 Inception to
                                       For The Nine Months       September 30
                                       Ended September 30             2002
                                       2002           2001

Net cash from operating activities    $   (21,059)    $  (60,321)  $  (160,182)

Cash flows from investing activities            -              -             -

Net cash from financing activities         20,333         41,485       160,459

Net increase (decrease) in
cash and equivalents                         (726)       (18,836)         277

Cash and cash equivalents at
beginning of period                         1,003         22,207            -

Cash and cash equivalents at
end of period                                 277          3,371          277

Supplemental Information:
Cash paid during the period for interest        -              -            -
Cash paid during the period for taxes           -              -            -
Common Stock issued in exchange for
capital notes                                   -         87,000      139,000
Common Stock issued to founders in
exchange for services                           -          5,020        5,020
Common Stock issued in exchange for
Services                                        -         45,000       45,000

See accompanying notes to unaudited condensed financial information

                         PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                      NOTES TO CONDENSED FINANCIAL INFORMATION
                                  SEPTEMBER 30, 2002
                                      (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB filed with the Securities and Exchange Commission on April 16, 2002.

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

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $14,000, from operations. We have funded approximately 40 cases to date and we anticipate that after receiving an equity infusion, we can substantially increase the number of cases we fund. During the next twelve months we intend to develop our business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases. The further development of this business will include, but not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our services, incomplete or inadequate underwriting of our cases, Our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Pre-settlement Funding, and general economic conditions specific to the personal injury lawsuit industry.

For the period from our inception through September 30, 2002, we have:

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

     - Ran print ads in a local advertisement circular

     - Developed our website which was completed in 2001

     - Entered into consulting agreements with various service providers

     - Reviewed and analyzed the cases of several potential clients

     - Issued cash advances to 40 clients

     - Settled and received proceeds with respect to 23 cases

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

     - Commence operations through the advancement of cash to qualified customers; or

     - Hire any additional employees.

Operating Data

The table below provides a summary of the key operating metrics we use to assess our operational performance



                               Nine Months Ending                        Year Ended     Annualized
                                  September 30               %             Dec 31           %
                               2002           2001        Change            2001          Change
Operating data
Cases outstanding                    17             8        113%               10        127%
Cases settled in period              14             4        250%                9        107%
Advances in period                   21            12         75%               19         47%
Value of advances                14,500         8,200         77%           11,950         62%
Value of settlements             18,351         6,900        166%           12,750         92%
Value of advances for
cases settled                    10,250         1,000        925%            6,700        104%
Margin on cases settled (a)       8,101         3,200         62%            6,050         79%
% Margin on cases settled            44.1%         46.4%     (13.3)%            47.5%      (3.4)%
Average revenue per customer (b)   798            800          0               318         151%
Employees                            2              2          0%                2           0%


We define certain business metrics used above as follows:

(a) Margin on cases settled is equivalent to the revenue reported on the income statement

(b) Average revenue per customer is defined as net revenue per income statement divided by the number of cases settled in period

Comparison of Financial Results

Three Months and Nine Months Ended September 30, 2002 versus Three Months and Nine Months Ended September 30, 2001

Revenues

Revenue represents the net proceeds to Pre-settlement Funding from the settlement of cases. We have generated modest revenues from operations from inception of our business. During the quarter ended September 30, 2002, we have generated $4,375 in revenues from monetary settlements, as compared to $4,900 in revenues for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, we generated $8,102 in revenues relative to $4,900 for the nine months ended September 30, 2001. We began advancing funds to personal injury plaintiffs in February 2001. We recognized revenue from the settlement of our first case advance, in the second quarter of 2001. In the quarter ended September 30, 2002, we advanced a further $3,500, bringing the total funds advanced for the year to September 30, 2002 to $14,500 with regard to 21 new cases. We have settled 14 cases with a value of $18,351. In the first nine months of 2001, we had advanced 12 cases at a value of $8,200 with 4 settlements valuing a total of $6,900. The margin achieved on net settlements has deteriorated slightly from that achieved for the year ended December 31, 2001, falling from 46.4% to 44.1%. However, the volume of cases settled has increased by 250% over the first 9 months of 2001, and on a pro-rata basis by 107% over the year ended December 31, 2001.

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

Costs and Expenses

From our inception through September 30, 2002, we have incurred expenses of $1,036,781 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement. Expenses in the quarter ended September 30, 2002 were $99,610, compared to $175,519 in the quarter ended September 30, 2001. Expenses for the nine months ended September 30, 2002 were $312,301 compared to $418,392 for the nine months ended September 30, 2001. Based on our review of costs, 8% of the costs incurred in the nine months ended September 30, 2002 were related to our stock issuance, funding and development of business plan expenses, compared to 16% in the nine months ended September 30, 2001. Cost were over 33% higher in the nine months ended September, 2001, compared to the current nine months, primarily due to $25,000 in consulting fees associated with developing the business plan, and higher costs for accounting fees associated with the issuance of equity, cancellation of notes and registration statement preparation.

Liquidity and Capital Resources

As of September 30, 2002, we had a working capital deficit of $831,115. As a result of our operating losses from our inception through September 30, 2002, we generated a cash flow deficit of $160,182 from operating activities. We met our cash requirements during the nine months ended September 30, 2002 through $20,333 advances and loan repayments from our principal shareholders. Our accounts payable and accrued liabilities, which is composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, stands at $227,058 at September 30, 2002. Accrued payroll, representing liabilities to our two employees, stands at $592,375 at September 30, 2002.

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

Number of Employees

As of September 30, 2002, we have two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate increasing our employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the generating revenues and obtaining sources of financing. As we continue to expand, we will incur additional costs for personnel. There are no assurances we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Item 3. Controls and Procedures

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the nine-month period ending September 30, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the nine- month period ending September 30, 2002.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

     (b) Exhibits. There have not been any documents that are to be attached as Exhibits entered into during the three-month period covered in this Form 10-QSB, unless listed below, and therefore, all Exhibits have been previously filed by the Company.

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

                                     Pre-Settlement Funding Corp.

Dated: November 15, 2002             By: /s/ Darryl Reed
                                     Darryl Reed, President

                                  CERTIFICATIONS

I, Darryl Reed, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pre-
Settlement Funding Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002


                                        /s/ Darryl Reed
                                        Darryl Reed
                                        President


                                    CERTIFICATIONS


I, Joel Sens, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pre-
Settlement Funding Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002


                                        /s/ Joel Sens
                                       Joel Sens
                                       Treasurer