Form 10KSB
period 2002-12-31
PRE SETTLEMENT FUNDING CORP
filed 2003-05-20
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                         FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 333-56848

                      PRE-SETTLEMENT FUNDING CORPORATION
            (Exact name of Company as specified in its charter)

         Delaware                                           54-1965220
(State or jurisdiction of incorporation                  (I.R.S. Employer
               or organization)                        Identification No.)

        600 Cameron Street, Alexandria, Virginia          22153
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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The most recent transactions on the OTCBB listed the Company at a bid price of $0.37 and an ask of $0.50 per share of common stock. Based on this ask value, the aggregate market value of the Common Stock of the issuer held by non-affiliates was approximately $184,000, calculated on the basis of 5,368,000 shares of common stock issued and outstanding, with 368,000 shares of common stock held by non-affiliates.

The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of May 15, 2003, was 5,368,000.

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

ITEM 3.  Legal Proceedings.....................

ITEM 4.  Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..

ITEM 7.  Financial Statements....................

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act...................

ITEM 10.  Executive Compensation..................

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

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

The Company is also seeking other profitable lines of business and investment that may or may not be related to the business of litigation identified above.

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

Marketing Objectives

The Company's initial marketing strategy is designed primarily to build awareness of the Company's service among personal injury victims who have an immediate need for cash. The Company's marketing objectives are as follows:

     - Achieve awareness of the Company among industry groups, including plaintiffs attorneys, medical professionals, and expert witnesses.

     - Establish an image of the Company as an organization that is professional, reliable, and strategically positioned in the market.

     - Maximize efficiency in the scheduling of published advertisements through key relationships with respected advertising agencies and producers.

     - Select business publications with high specific market penetration for placement of advertisements.

     - Schedule adequate frequency of advertisements to impact market with corporate image and product messages.

     - Maximize advertising life with monthly and weekly publications. Advertising Strategy

The Company intends to compete by advertising extensively but selectively. The Company intends to use targeted cable television radio, print, direct mail, and Internet advertising, as the Company believes that direct mail, cable television and radio advertising have all been underutilized by our competitors.

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

Employees

As of December 31, 2002, the Company had two employees, who will devote that amount of time necessary to properly fulfill their duties. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

Our principal executive offices, comprising a total of approximately 230 square feet, are located at 600 Cameron Street, Alexandria, Virginia. The Company uses these facilities on a pay as needed basis . The service includes phone answering service and mail collection. The Company believes that the current facilities are suitable for its current needs. The relationship is governed by a 12 month agreement expiring December 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fiscal year 2002 to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There was no public trading market for the issuer's securities in 2001, 2002. As of the last quarter in 2002, the Company's securities began to trade on the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD"). As of May 15, 2003, there were approximately 50 holders of record of the Company's common stock.

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

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $14,000, from operations. We have funded approximately 40 cases to date and we anticipate that after receiving an equity infusion, we can substantially increase the number of cases we fund. At this point in time we are not aggressively seeking outside financing due to the down turn in the financial markets. During the next twelve months, to the extent it is feasible and profitable, we intend to develop our business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases.

We also intend to search for other investment opportunities and business activities for Pre Settlement Funding Corp, which may or may not be related to the existing line of business. The further development of the litigation business or other businesses may include, but may not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel.

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

For the period from our inception through December 31, 2002, we have:

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

     - Ran print ads in a local advertisement circular

     - Developed our website which was completed in 2001

     - Entered into consulting agreements with various service providers

     - Reviewed and analyzed the cases of several potential clients

     - Issued cash advances to 40 clients

     - Settled and received proceeds with respect to 25 cases

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

     - Commence operations through the advancement of cash to qualified customers; or

     - Hire any additional employees.

Operating Data

The table below provides a summary of the key operating metrics we use to assess our operational performance

      The table below provides a summary of the key operating metrics we use to assess our operational performance

                                      Year Ended December 31
                                       2002            2001        % Change

Operating data
Cases outstanding                         14             10           40%
Cases settled in period                   17              9           89%
Advances in period                        21             19           11%
Value of advances                     14,500         11,950           21%
Value of settlements                  20,976         12,750           65%
Value of advances for
cases settled                         11,750          6,700           75%
Margin on cases settled (a)            9,226          6,050           52%
% Margin on cases settled               44.%           47.5%        (3.5)%
Average revenue per customer (b)         798            318           71%
Employees                                  2              2            0%

We define certain business metrics used above as follows:

a) Margin on cases settled is equivalent to the revenue reported on the income statement

b) Average revenue per customer is defined as net revenue per income statement divided by the number of cases settled in period

Revenues

Years Ended December 31, 2002 and 2001

The Company has generated modest revenues from operations from its inception. During the year ended December 31, 2002, the Company generated $9,226 in revenues from monetary settlements, as compared to $6,050 revenues in 2001. The Company began advancing funds to personal injury plaintiffs in May 2001. The Company began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001.

The Company believes it will begin earning additional revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2002, we have incurred losses of $1,073,534 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of the Company's business plan, market research, and the preparation of the Company's registration statement.

Years Ended December 31, 2002 and 2001

The Company incurred expenses of $366,826 during the year ended December 31, 2002 as compared to $565,851 of expenses in 2001. 2001 costs were higher due to the Company incurring legal, consulting, and accounting fees and costs in connection with the development of the Company's business plan, market research, and the preparation of the Company's Registration Statement.

Liquidity and Capital Resources

As of December 31, 2002, we had a working capital deficit of $884,514. As a result of our operating losses from our inception through December 31, 2002, we generated a cash flow deficit of $167,871 from operating activities. We met our cash requirements during this period through the issuance of a further $12,664 of advances from the Company's principal shareholders which has been consolidated into a note payable including amounts from the prior years of $28,889.

While the Company has raised the capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of a private equity investment in order to provide the necessary working capital. The Company currently does not have any commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements. Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement
No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB
Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.
In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Number of Employees

As of December 31, 2002, the Company had two employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will have to offer competitive salaries to future employees. The Company anticipates increasing its employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. As the Company continues to expand, the Company will incur additional costs for personnel. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Part IV.

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

Darryl Reed, President/CEO/Director

Mr. Darryl Reed (age 34) is the current President & CEO of the Company and has been a Director since inception. Since June of 1999, he has devoted time and financial resources to the development of the Company's business strategy. This has included analyzing all of the major competitors' strengths, weaknesses, and their market strategies. His background includes six years in the insurance and financial services industry. He has received training in field underwriting, case analysis and sales. His primary career has been with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. While at New York Life, he achieved recognition for outstanding performance in sales and marketing. Prior to his affiliations with New York Life, Mr. Reed was with American Express Financial Advisors from August 1994 through September 1995. Mr. Reed holds several licenses in the financial services industry, including Series 7, 63 and 65. He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. He is also the President and a director of Next Generations Media Corp.

Joel Sens, Secretary/Treasurer/Director

Mr. Joel Sens (age 38) is the current Secretary and Treasurer, and has been a Director since inception. Mr. Sens is an entrepreneur who, from March 1997, was a founder and principal shareholder of Next Generation Media Corp., a publicly held media holding company. Mr. Sens has, from 1997 to date, in one capacity or another, been an officer or consultant to Next Generation Media Corp. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

Dr. Kenneth Brochin, Director

Dr. Kenneth Brochin (age 51) has been a dentist in private practice since 1976 and has been a Director since inception. Dr. Brochin is also a Clinical Assistant Professor at the Medical College of Ohio.
Dr. Brochin is the former secretary, treasurer, and director of Next Generations Media Corp. Dr. Brochin and Joel Sens are brothers-in-law.

Jeffrey Sens, Director

Jeffrey Sens (age 38) has been a Director since inception and has been the Vice President of Operations since August 1997 for Top Driver Inc., a national driving school based outside of New York City. Prior to working at Top Driver Inc., Mr. Sens held a variety of senior operations management positions with prominent consumer goods companies such as the Sara Lee Corporation (1995-1997) and President International Corporation (1992-1995). Mr. Sens is also a former director of Next Generation Media Corp. Mr. Sens has a Bachelor of Science in industrial engineering from the University of Toledo and an MBA from Clemson University. Mr. Jeffrey Sens is the brother of Mr. Joel Sens.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2002 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

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

                                     Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Darryl        2002    $140,000(2)
Reed,         2001    $140,000(2)  0       0            2,000(3)     1,500,0000(4)     0         0
President     2000    $140,000(1)  0       0                0                 0        0         0

Joel Sens,    2002   $140,000(2)
Secretary/    2001   $140,000(2)   0       0            3,000(3)     1,500,000(4)                0
Treasurer     2000   $140,000(1)   0       0                0                0                   0



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

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company. If and when the Company has raised sufficient working capital, either through equity or through revenues, the Company will commence paying a salary to Mr. Reed pursuant to an Employment Agreement entered into on October 1, 2000 at a rate of not less than $140,000 per year, to be increased periodically based on an inflation index. The Company will pay Mr. Joel Sens pursuant to an Employment Agreement entered into on October 1, 2000 at a rate of not less than $140,000 per year, to be increased periodically based on an inflation index. These salaries will be reviewed annually and adjusted upward as the parties may mutually agree. In addition to this salary, a cash bonus may be awarded based upon performance. As of December 31, 2002, the Company had accrued approximately $630,000 in compensation expense to Messrs. Reed and Sens that will not be paid out until the Company has a sufficient amount of working capital.

Additional benefits under the employment agreements include health, major medical and dental benefits as well as a life insurance policy with a death benefit of not less than $1,500,000. In addition, the Company will provide an automobile or monthly car allowance, such benefit not to exceed $600 per month.

The term of these agreements are for three years from the date of execution; however, the agreements may be automatically extended for additional one-year terms unless ninety-day written notice of intent to terminate the contract or to negotiate other terms and conditions is given by either party to the agreements. In the event the agreement is not renewed or extended or a new agreement is not entered into, Mr. Sens or Mr. Reed would be paid the compensation that would have been paid under the agreements for twelve months after expiration of the initial or subsequent terms of the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 5, 2002 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:


Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Darryl Reed                        2,000,000(3)       37.26%
                  927 South Walter Reed Drive
                  Suite 5
                  Arlington, Virginia 22153

Common Stock      Joel Sens                          3,000,000(3)       55.89%
                  927 South Walter Reed Drive
                  Suite 5
                  Arlington, Virginia 22153

Common Stock      Jeffrey Sens                               0           0.00%
                  927 South Walter Reed Drive
                  Suite 5
                  Arlington, Virginia 22153

Common Stock      Kenneth Brooking                           0           0.00%
                  927 South Walter Reed Drive
                  Suite 5
                  Arlington, Virginia 22153

Common Stock      Shares of all directors and        5,000,000          3.2%
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

A principal shareholder of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist but interest accrues at the rate of 7%. The net amount of advances due the shareholder at December 31, 2002 was $28,889 and December 31, 2001 was $16,225.

Included in accounts payable and accrued liabilities are  $
630,000,000 and $350,000 at December 31, 2002 and 2001, respectively for unpaid salaries for officers of the Company.

The Company has advanced funds to its officers and principal shareholders. The amounts due the Company at December 31, 2002 and 2001 were $3,228 and $15,099, respectively. The advances are unsecured and no formal repayment terms or arrangements exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules                         Page

Report of Independent Certified Public Accountants
Balance Sheets
Statements of Losses
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Item 14.

CONTROLS AND PROCEDURES

The Company's management including the President and Treasurer have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pre-Settlement Funding Corporation

Dated: May 15, 2003                    By: /s/Darryl Reed
                                       Darryl Reed, President and CEO

                                  CERTIFICATION

I, Darryl Reed, certify that:

1.   I have reviewed this report on Form 10-KSB of Pre-Settlement
Funding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                      /s/ Darryl Reed
                                       Darryl Reed, President


                                 CERTIFICATION


I, Joel Sens, certify that:

1.   I have reviewed this report on Form 10-KSB of Pre-Settlement
Funding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                    /s/ Joel Sens
                                       Joel Sens, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                   Title                        Date

/s/Darryl Reed         President/CEO/Director           April 15, 2002
Darryl Reed

/s/Joel Sens           Secretary/Treasurer/Director     April 15, 2002
Joel Sens

/s/Jeffrey Sens        Director                         April 15, 2002
Jeffrey Sens

/s/ Kenneth Brochin    Director                         April 15, 2002
Kenneth Brochin

                                Exhibit 99.1

In connection with the Report of Pre-Settlement Funding Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Darryl Reed
Darryl Reed, President

                                Exhibit 99.2

In connection with the Report of Pre-Settlement Funding Corporation, (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Joel Sens
Joel Sens, Treasurer

Index to Financial Statements                               Page No.

Report of Independent Certified Public Accountants          F-3
Balance Sheets at December 31, 2002 and 2001                F-4
Statement of Losses for the Years Ended December
31, 2002 and 2001, and the Period October 14,
1999 (Date of Inception) Through December 31, 2002          F-5
Statement of Deficiency in Stockholders' Equity
for the Period October 14, 1999
(Date of Inception) Through December 31, 2002               F-6
Statement of Cash Flows for the Years Ended
December 31, 2002 and 2001, and the Period
October 14, 1999 (Date of Inception) Through
December 31, 2002                                           F-7
Notes to Financial Statements                      F-8  to F-18


                RUSSELL BEDFORD STEFANOU MIRCHANDANI , LLP
                       CERTIFIED PUBLIC ACCOUNTANTS
                       20 West, 37th street,8th Floor,
                        New York, New York 10018
                              212-868-3669
                            212-868-3498 (fax)


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pre-Settlement Funding Corporation
Arlington, VA

     We have audited the accompanying balance sheets of Pre-Settlement Funding Corporation (a development stage company, the "Company") as of December 31, 2002 and 2001 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended and the period October 14, 1999 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pre-Settlement Funding Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended, and for the period October 14, 1999 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


\s\ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
May 19, 2003

                        PRE-SETTLEMENT FUNDING CORPORATION
                         (A Development Stage Company)
                                  BALANCE SHEETS
                            DECEMBER 31, 2002 AND 2001

                                                          2002        2001

ASSETS
Current Assets:
     Cash                                               $    18     $    1,003
     Loans Receivable (Note F)                            3,228         15,099
     Claims Advances                                      8,000          5,250
     Prepaid expenses and other                              43          1,038
           Total current assets                          11,289         22,390

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities (Note F)       866,914        533,091
Advances from shareholder (Note F)                       28,889         16,225
        Total current liabilities                       895,803        549,316
Commitments and contingencies (Note E)                        -              -

DEFICIENCY IN STOCKHOLDERS' EQUITY(NOTE C)
Preferred Stock, $.001 par value per share;
100,000 shares authorized, none outstanding                   -              -
Common Stock, $.001 par value per
share, 19,900,000 shares
authorized, 5,368,000 shares
issued and outstanding at December
31, 2002 and December 31, 2001                            5,368          5,368
Additional paid in capital                              183,652        183,652
Deficit accumulated during development stage         (1,073,534)      (715,946)
       Deficiency in stockholder's equity              (884,514)      (526,926)
                                                         11,289         22,390

                             PRE-SETTLEMENT FUNDING CORPORATION
                               (A Development Stage Company)
                                   STATEMENT OF LOSSES

                                                                                           For the Period
                                                    For the             For the          October 14, 1999
                                                   Year Ended          Year Ended             (Date of
                                                December 31, 2002    December 31, 2001        Inception)
                                                                                                  To
                                                                                         December 31, 2002
Revenues:                                        $        9,226      $         6,050     $     15,276

Costs and expenses:
   General and administrative                          366,826               565,851        1,091,305
    Total costs and expenses                           366,826               565,851        1,091,305

Other income and (expenses):
    Interest and Other                                      12                 2,880            2,495
Loss from operations                                  (357,588)             (556,921)      (1,073,534)
     Income (taxes) benefit                                  -                     -                -
     Net loss                                         (357,588)             (556,921)      (1,073,534)
Loss per common share (basic and assuming
dilution) (Note G)                                       (0.07)                (0.10)

Weighted average shares outstanding                  5,368,000             5,351,681




                           PRE-SETTLEMENT FUNDING CORPORATION
                             (A Development Stage Company)
                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO DECEMBER 31, 2002



                                                                                Deficit
                                                            Additional         Accumulated
                                Common       Stock           Paid-In             During
                                Shares       Amount          Capital        Development Stage     Total
Net loss                             -            -                  -               (1,291)      (1,291)
Balance at December 31, 1999         -            -                  -               (1,291)      (1,291)

Common stock issued on
September 30, 2000 in
exchange for
convertible debt at
$.50 per share                  78,000          78              38,922                    -       39,000
Common stock issued on
November 27, 2000 in
exchange for
convertible debt at
$.50 per share                  26,000          26              12,974                    -       13,000
Net loss at December
31, 2000                             -           -                   -             (157,734)    (157,734)
Balance at December 31, 2000   104,000         104              51,896             (159,025)    (107,025)
Common stock issued on
January 1, 2001 in
exchange for
convertible debt at $.50
per share                      174,000         174              86,826                    -       87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share             5,000,000       5,000                  20                    -        5,020
Common stock issued on
January 2, 2001 in
exchange for services
at $.50 per share               90,000          90              44,910                    -       45,000
Net Loss at December
31, 2001                             -           -                   -             (556,921)    (556,921)
Balance at December 31 2001  5,368,000       5,368             183,652             (715,946)    (526,926)
Net Loss at December
31,2002                              -           -                   -             (357,588)    (357,588)
Balance at December
31,2002                      5,368,000       5,368             183,652           (1,073,534)    (884,514)

                                   PRE-SETTLEMENT FUNDING CORPORATION
                                     (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS




                                                                                           For the Period
                                                    For the             For the          October 14, 1999
                                                   Year Ended          Year Ended             (Date of
                                                December 31, 2002    December 31, 2001        Inception)
                                                                                                  To
                                                                                         December 31, 2002

Cash flows from operating activities
Net Loss                                        $   (357,588)        $     (556,921)     $   (1,073,534)
Common stock issued to founders                            -                  5,020               5,020
Common stock issued in exchange for services               -                 45,000              45,000
Changes in assets and liabilities
   Loans Receivable                                   11,871                  7,346              (3,228)
   Claims Advances                                                           (5,250)             (5,250)
   Advances to Plaintiffs, and Other Assets           (1,755)                 6,700              (2,793)
   Accounts Payable and accrued expenses, NET        333,823                445,676             866,914
Net cash provided from (used in)
 operating activities                                (13,649)               (52,429)           (167,871)
Cash Provided (Used) by Financing Activities
  Proceeds from Issuance of Capital Notes, net             -                 15,000             139,000
  Shareholder advances (repayments)                   12,664                 16,225              28,889
Net cash provided in financing activities             12,664                 31,225             167,889
Increase (decrease) in cash and cash equivalents        (985)               (21,204)                 18
Cash and cash equivalents, beginning of year           1,003                 22,207                   -
Cash and cash equivalents, end of the year                18                  1,003                  18

Supplemental Information:
Cash paid during the period for interest                   -                      -                   -
Cash paid during the period for taxes                      -                      -                   -

Non cash disclosures :
Common Stock issued in exchange for Capital Notes          -                 87,000             139,000
Common Stock issued to founders
in exchange for services                                   -                  5,020               5,020
Common Stock issued in exchange
for services                                               -                 45,000              45,000



NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $ 1,073,534.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Accordingly actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains a cash balance in a non -interest-bearing account that currently does not exceed federally insured limits. For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001 respectively.

Property and Equipment

Property and Equipments are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives (three to five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $
1,412 and $ 1,221 during the years ended December 31, 2002 and 2001.

Impairment of long lives assets

The Company has adopted Statement of Financial Accounting Standards No.144 ( SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted , based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, " Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123 ". This statement amends SFAS No.123, " Accounting for Stock based Compensation , " to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results.

The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                     2002        2001

Net loss - as reported                            $   (357,588) $  (556,921)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                         -            -

Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                       -            -

Net loss - Pro Forma                                  (357,588)    (556,921)

Net loss attributable to common
stockholders - Pro forma                              (357,588)    (556,921)

Basic (and assuming dilution) loss per
share - as reported                                      (0.07)       (0.11)

Basic (and assuming dilution) loss per
share - Pro forma                                        (0.07)       (0.11)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ( SFAS No.128 ) Earnings per share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 130, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS 130 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 130 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income taxes ( SFAS 109 ) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the Deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non -current , depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non current depending on the periods in which the temporary differences are expected to reverse.

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

Liquidity

The Company is in the development stage and its efforts have been principally devoted to developing a litigation funding business, which advance funds to personal injury plaintiffs in exchange for a portion of their claims. To date, the Company has generated limited revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company has incurred a net loss of $ 357,588 during the year ended December 31, 2002 and $556,923 during the year ended December 31, 2001. The Company's current liabilities exceeded its current assets by $ 884,514 and $526,926 as of December 31, 2002 and 2001 respectively. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 1,073,534. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

New Accounting Pronouncements

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

The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June
15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No.
142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding
Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2002, there are no preferred shares outstanding.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002 and 2001, there are 5,368,000 shares of common stock outstanding.

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

NOTE C-INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $1,075,000, which expires through 2021, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $366,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

Non Current:
Net operating loss carryforward                              $366,000
Valuation allowance                                          (366,000)
Net deferred tax asset                                              -

NOTE D-COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Arlington, Virginia. Commitments for minimum rentals under noncancellable operating leases at December 31,2002 are as follows:

         2003          $ 4,800

Rental expense for the years ended December 31, 2002 and 2001 was $ 5,111 and $5,001, respectively and was charged to operations in the period incurred. The lease was renewed subsequent to the date of these financial statements through December 2003 at an annual rental
of   $ 4,800.

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

NOTE E- RELATED PARTY TRANSACTIONS

A principal shareholder of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the shareholder at December 31, 2002 and 2001 was $ 28,889 $16,225 respectively.

Included in accounts payable and accrued liabilities at December 31, 2002 is $ 751, which represents advances from stockholders or officers of the Company. No formal agreement or repayment terms exist.

Included in accounts payable and accrued liabilities are $ 630,000 and $ 350,000 at December 31, 2002 and 2001, respectively for unpaid salaries for officers of the Company.

The Company has advanced funds to its officers and principal shareholders. The amounts due the Company at December 31, 2002 and 2001 were $3,228 and $15,099, respectively. The advances are unsecured and no formal repayment terms or arrangements exist.

NOTE F - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common Stockholders by the weighted average of common shares outstanding during the year.

                                          2002        2001        Inception
                                                                  October 14,
                                                                 1999 through
                                                                 December 31,
                                                                     2002

Loss Available to Common Shareholders   $ (357,588)  $ (556,921)  $ (1,073,534)
Basic and Fully Diluted Loss Per Share       (0.07)       (0.11)        (0.20)
Weighted Average Common Shares
 Outstanding                             5,368,000    5,351,681     5,368,000

NOTE G- STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Common Stock issued to key employees of the Company.

                                        Weighted   Weighted Average
Number of Exercisable                   Number of  Exercise Price
                                          Shares      Per Share          Shares

Outstanding at December 31, 1999               -             -                -
Granted                                        -             -                -
Exercised                                      -             -                -
Cancelled                                      -             -                -
Outstanding at December 31, 2000               -             -                -
Granted                                4,540,000          1.25        4,540,000
Exercised                                      -             -                -
Cancelled                                      -             -                -
Outstanding at December 31, 2001       4,540,000          1.25        4,540,000
Granted                                        -             -                -
Exercised                                      -             -                -
Cancelled                                      -             -                -
Outstanding at December 31, 2002       4,520,000          1.25        4,520,000

In January 2001, 4,520,000 options to purchase stock of the company were issued to the Company's founders and a consultant. The range of exercise prices is from $0.50 to $2.00 per share. The weighted average exercise price is $1.25 per share. The weighted average remaining contractual life of the option contracts is two and one half years. .

In January 2001, the Company issued 20,000 options to a key vendor to purchase the Company's common stock. The exercise price of the options is $.50 per share and expires in December 2003.
On December 11, 2001, the Company cancelled, at no cost to the Company, 1,500,000 options previously granted to a consultant to purchase the Company's common stock at $1.00 per share.

For disclosure purposes the fair value of stock option grants are estimated on the date of the grants using the Black-Scholes option pricing model with the following weighted -average assumptions used for stock options granted during the year ended December 31, 2001.
As a private company, the estimated fair value of stock options granted to employees during the period on the basis of their minimum value, which was determined by a present value calculation using a risk free interest rate of 5.85% an expected life of 2.5 years, no dividends being paid on the underlying common shares during the life of the options and no volatility. If the Company recognized compensation cost for the stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss from operations would have been unchanged for all periods presented. The weighted average fair value of the options granted was $ 0 for the years ended December 31, 2002 and 2001, respectively.

NOTE H- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company incurred losses from operations of $1,073,534. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                             EXHIBIT INDEX

Exhibit                    Description

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

(3) (ii) Amended and Restated Bylaws is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (i) Amended Form of Subscription Agreement is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.

(4) (ii) Form of 10% Convertible Note is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (iii) Form of Registration Agreement relating to the 10%
          Convertible Notes is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (iv) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Joel P. Sens is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (v) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Darryl Reed is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (vi)  Form of Common Stock Purchase Option relating to Exhibits 4
          (iv) and 4 (v) is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(4) (vii) Form of Amended Escrow Agreement by and between Pre-
          Settlement Funding Corporation, Three Arrows Capital Corp.
          and The Business Bank, is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.

(9) Stockholder Agreement by and among Pre-Settlement Funding Corporation, Joel P. Sens and Darryl W. Reed, dated October 26, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (i) Form of Purchase and Security Agreement is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (ii) Employment Agreement between Pre-Settlement Funding
          Corporation and Darryl Reed dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001

(10) (iii) Employment Agreement between Pre-Settlement Funding
           Corporation and Joel Sens dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (iv)  Letter by Typhoon Capital Consultants, LLC to Pre-
           Settlement Funding Corporation on December 11, 2001 withdrawing as a consultant to Pre-Settlement Funding Corporation and waiving all rights to any cash or equity compensation owed to it by Pre-Settlement Funding Corporation except for the fifty thousand (50,000) shares already issued to Typhoon Capital Consultants, LLC, is incorporated by reference to Post-Effective Amendment No. 5, filed on Form SB-2 on January 16, 2002.

(10) (v) Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.

(10) (vi)  Letter Agreement for consulting services dated August
           31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(10) (vii) Letter Agreement for consulting services dated June
           13, 2000 between Pre-Settlement Funding Corporation and Baker Technology, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(23) (i)   Consent of Stefanou & Company, LLP is filed herein.

99.1       Certification pursuant of President to 18 U.S.C. Section
           1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2       Certification pursuant of Treasurer to 18 U.S.C.
           Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                     Exhibit 23 (1)

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


 Is this right Darryl to confirm
 need data

F-50

(See accompanying notes to financial statements)