Form 10QSB
period 2003-03-31
PRE SETTLEMENT FUNDING CORP
filed 2003-05-21
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2003

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 333-56848

                        PRE-SETTLEMENT FUNDING CORPORATION
              (Exact name of Company as specified in its charter)

              Delaware                             54-1965220
(State or jurisdiction of incorporation)       (I.R.S. Employer or
             organization                       Identification No.)

              600 Cameron Street, Alexandria, VA            22314
          (Address of principal executive offices)       (Zip Code)

                   Company's telephone number: (703) 340-1629

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                         Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of May 10, 2003.

                                  TABLE OF CONTENTS

Part I - Financial Information                                    Page

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets at March 31, 2003 and December 31, 2002

Condensed Statement of Losses for the three months March 31, 2003 and March 31, 2002 and the Period October 14, 1999
(Date of Inception) Through March 31, 2003

Condensed Statement of Deficiency in Stockholders' Equity for the
Period October 14, 1999 (Date of Inception) Through March 31, 2003

Condensed Statement of Cash Flows for the three months  March 31,
2003 and 2002 and the Period October 14, 1999 (Date of Inception)
Through March  31, 2003

Notes to Condensed Financial Statements

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

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


Index to Financial Statements                               Page No.

Condensed Balance Sheets at March 31, 2003 and
December 31, 2002                                                F-4

Condensed Statement of Losses for the three
months  March 31, 2003 and March 31, 2002  and
the Period October 14, 1999 (Date of Inception)
Through March 31, 2003                                           F-5

Condensed Statement of Deficiency in Stockholders'
Equity for the Period October 14, 1999
(Date of Inception) Through March 31, 2003                       F-6

Condensed Statement of Cash Flows for the three
months  March 31, 2003 and 2002 and the Period
October 14, 1999 (Date of Inception) Through
March  31, 2003                                                  F-7

Notes to Condensed Financial Statements                 F-8  to F-18

                       PRE-SETTLEMENT FUNDING CORPORATION
                         (A Development Stage Company)
                           CONDENSED BALANCE SHEETS
                     March 31, 2003 AND December 31, 2002

                                                  March 31        December 31
                                                    2003             2002
                                                  UNAUDITED         AUDITED

ASSETS

Current Assets:
     Cash                                        $       15      $       18
     Loans Receivable                                 3,228           3,228
     Claims Advances                                  6,500          8,000
     Prepaid expenses and other                          43             43
           Total current assets                       9,786         11,289

            LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities            912,536        866,914
Advances from shareholder                            30,289         28,889
        Total current liabilities                   942,825        895,803

Commitments and contingencies                             -              -

DEFICIENCY IN STOCKHOLDERS' EQUITY(NOTE C)
Preferred Stock, $.001 par value per share;
100,000 shares authorized, none outstanding               -              -
Common Stock, $.001 par value per
share, 19,900,000 shares
authorized, 5,368,000 shares
issued and outstanding at March 31, 2003              5,368          5,368
Additional paid in capital                          183,652        183,652
Deficit accumulated during development stage     (1,122,059)    (1,073,534)
       Deficiency in stockholder's equity          (933,039)      (884,514)
                                                      9,786         11,289

                        PRE-SETTLEMENT FUNDING CORPORATION
                          (A Development Stage Company)
                         CONDENSED STATEMENT OF LOSSES
                                   ( UNAUDITED )


                                                                                          For the Period
                                                                                         October 14, 1999
                                           For the three         For the three          (Date of Inception)
                                            months ended          months ended           to March 31 2003
                                            March 31 2003         March 31 2002
Revenues:                                  $        1,125        $          2,975        $     16,401

Costs and expenses:
   General and administrative                     49,650                  118,843           1,140,955
    Total costs and expenses                      49,650                  118,843           1,124,554

Other income and (expenses):
    Interest and Other                                 -                       12               2,495

Loss from operations                             (48,525)                (115,856)         (1,122,059)
     Income (taxes) benefit                            -                        -                   -
     Net loss                                    (48,525)                (115,856)         (1,122,059)

Loss per common share (basic and
assuming dilution)                                 (0.01)                   (0.02)

Weighted average shares outstanding            5,368,000                5,368,000


                            PRE-SETTLEMENT FUNDING CORPORATION
                               (A Development Stage Company)
                 CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO MARCH 31, 2003
                                       ( UNAUDITED )



                                                                                  Deficit
                                                                                 Accumulated
                                                                  Additional       During
                                       Common      Stock           Paid In        Development
                                       Shares      Amount         Capital          Stage           Total
Net loss                                    -            -        $         -       $     (1,291) $ (1,291)
Balance at December 31, 1999                -            -                  -             (1,291)   (1,291)
Common stock issued on
September 30, 2000 in
exchange for
convertible debt at
$.50 per share                         78,000           78             38,922                  -    39,000
Common stock issued on
November 27, 2000 in
exchange for
convertible debt at
$.50 per share                         26,000           26             12,974                  -    13,000
Net loss at December 31, 2000               -            -                  -           (157,734) (157,734)
Balance at December 31, 2000          104,000          104             51,896           (159,025) (107,025)
Common stock issued on
January 1, 2001 in
exchange for
convertible debt at $.50
per share                             174,000          174             86,826                  -     87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share                    5,000,000        5,000                 20                  -      5,020
Common stock issued on
January 2, 2001 in
exchange for services
at $.50 per share                      90,000           90             44,910                  -    45,000
Net Loss at December
31, 2001                                    -            -                  -           (556,921) (556,921)
Balance at December
31, 2001                            5,368,000        5,368            183,652           (715,946) (526,926)
Net Loss at December
31,2002                                     -            -                  -           (357,588) (357,588)
Balance at December
31, 2002                            5,368,000        5,368            183,652         (1,073,534) (884,514)
Net loss for the three
months ended March 31,
2003                                        -            -                  -            (48,525)  (48,525)
Balance at March 31,
2003                                5,368,000        5,368            183,652         (1,122,059) (933,039)


                                PRE-SETTLEMENT FUNDING CORPORATION
                                  (A Development Stage Company)
                               CONDENSED  STATEMENTS OF CASH FLOWS
                                           ( UNAUDITED )


                                                                                          For the Period
                                                                                         October 14, 1999
                                           For the three         For the three          (Date of Inception)
                                            months ended          months ended           to March 31 2003
                                            March 31 2003         March 31 2002

Cash flows from operating activities
Net Loss                                  $   (48,525)           $ (115,856)             $   (1,122,059)
Common stock issued to founders                     -                     -                       5,020
Common stock issued in exchange for
Services                                            -                     -                      45,000
Changes in assets and liabilities
   Loans Receivable                                 -                10,877                      (3,228)
   Claims Advances                                                   (6,750)                     (5,250)
   Advances to Plaintiffs, and Other Assets     1,500                 1,038                      (1,293)
   Accounts Payable and
accrued expenses, net                          45,622               107,201                     912,536
Net cash used in  operating activities         (1,403)               (3,490)                   (169,274)
Cash Provided (Used) by
Financing Activities
  Proceeds from Issuance of Capital Notes, net      -                     -                     139,000
  Shareholder advances (repayments)             1,400                 4,462                      30,289
Net cash provided in financing activities       1,400                 4,462                     169,289
Increase (decrease) in cash
and cash equivalents                               (3)                   972                         15
Cash and cash equivalents,
beginning of year / period                         18                  1,003                          -
Cash and cash equivalents,
end of the year / period                           15                 1,975                          15

Supplemental Information:
Cash paid during the period for interest            -                     -                           -
Cash paid during the period for taxes               -                     -                           -

Non cash disclosures :
common Stock issued in
exchange for Capital Notes                          -                     -                     139,000
Common Stock issued to
founders in exchange for
services                                            -                     -                       5,020
Common Stock issued in
exchange for services                               -                     -                      45,000


NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2003, are not necessarily indicative of the results that may expected for the year ending
December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 QSB.

Business and Basis of Presentation

Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003, the Company has accumulated losses of $ 1,122,059.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $16,000, from operations. We have funded approximately 40 cases to date and we anticipate that after receiving an equity infusion, we can substantially increase the number of cases we fund. At this point in time we are not aggressively seeking outside financing due to the down turn in the financial markets. During the next twelve months, to the extent it is feasible and profitable, we intend to develop our business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases. We also intend to search for other investment opportunities and business activities for Pre Settlement Funding Corp, which may or may not be related to the existing line of business. The further development of the litigation business or other businesses may include, but may not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel.

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

For the period from our inception through March 31, 2003, we have:

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

     - Ran print ads in a local advertisement circular

     - Developed our website which was completed in 2001

     - Entered into consulting agreements with various service providers

     - Reviewed and analyzed the cases of several potential clients

     - Issued cash advances to 40 clients

     - Settled and received proceeds with respect to 29 cases

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

Operating Data

The table below provides a summary of the key operating metrics we use to assess our operational performance



                                         Quarter Ending March 31
                                                                                         Year Ended
                                                                               %           Dec. 31
                                         2003                2002            Change         2002
Operating data
Cases outstanding                               12                15         (20)%           14
Cases settled in period                          3                 8         (63)%           17
Advances in period                               0                13           -             21
Value of advances                                0            10,500           -         14,500
Value of settlements                         2,625             6,725         (61)%       20,976
Value of advances for cases settled          1,500             3,750         (60)%       11,750
Margin on cases settled (a)                  1,125             2,975         (62)%        9,226
% Margin on cases settled                     42.8%             44.2%         (3)%           44%
Average revenue per customer (b)               375               372           0%           543
Employees                                        2                 2           0%             2

We define certain business metrics used above as follows:

(a) Margin on cases settled is equivalent to the revenue reported on the income statement

(b) Average revenue per customer is defined as net revenue per income statement divided by the number of cases settled in period

Comparison of Financial Results

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

Revenues

Revenue represents the net proceeds to Pre-settlement Funding from the settlement of cases. We have generated modest revenues from operations from inception of our business. During the quarter ended March 31, 2003, we have generated in $1,125 revenues from monetary settlements, as compared to $2,975 revenues for the quarter ended March 31, 2002. We began advancing funds to personal injury plaintiffs in February 2001. We began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001. In the quarter ended March 31, 2003 no advances were made, but 3 cases were settled with a value of $2,625. In the quarter ended March 31, 2002 we made advances totaling $10,500 with regard to 13 new cases and settled 8 cases with a value of $6,725. The margin achieved on net settlements has remained relatively constant.

Our ability to increase the rate of advances in future periods, and hence the growth in our revenue may be limited by the availability of funding. If we are funded with a private equity infusion, we believe Pre-settlement Funding will begin earning additional revenues from operations and will be able to transition from a development stage company to that of an active growth stage company. However, there has been a downturn in the market and we do not anticipate success in finding equity investors at the current point in time.

Costs and Expenses

From our inception through March 31, 2003, we have incurred expenses of $1,140,955 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement. Expenses in the quarter ended March 31, 2003 were $49,650 compared to $118,843, in March 31,2002. Based on our review of costs, 29% of the costs incurred in the quarter ended March 31, 2002 were related to our registration statement, funding and development of business plan expenses.

Liquidity and Capital Resources

As of March 31, 2003, we had a working capital deficit of $ 933,039 .. As a result of our operating losses from our inception through March 31, 2002, we generated a cash flow deficit of $169,274 from operating activities. We met our cash requirements during the quarter ended March 31, 2003 through $1,400 in advances from our principal shareholder. Our accounts payable, which is composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, stands at $ 151,988 at March 31, 2003. Accrued payroll, representing liabilities to our two employees, stands at$ 674,998 at March 31, 2003.

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. Current market conditions, however, make it more difficult to raise equity through a public offering. The current focus of our efforts is to seek an equity infusion form a private investor that will meet our requirements. We currently do not have any commitments for financing. There are no assurances we will be successful in raising the funds required. We are also reviewing alternative lines of business and investment.

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

Our independent certified public accountants have stated in their report included in our December 31, 2002 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Product Research and Development

We do anticipate reviewing other lines of investment and business that could add to or ultimately replace the existing line of business.

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

Number of Employees

As of March 31, 2003, we have two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate increasing our employment base to four (4) to six (6) full and/or part-time employees during the next 12 months. This projected increase in personnel is dependent upon the generating revenues and obtaining sources of financing. As we continue to expand, we will incur additional costs for personnel. There are no assurances we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the President and Treasurer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2003.

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

     (b) Exhibits. There have not been any documents that are to be attached as Exhibits entered into during the three-month period covered in this Form 10-QSB other than those as provided below and therefore, all Exhibits have been previously filed by the Company.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pre-Settlement Funding Corp.

Dated:                                 By: /s/ Darryl Reed
                                       Darryl Reed, President

Exhibit

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2 Certification pursuant of Treasurer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                     CERTIFICATIONS

I, Darryl Reed, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pre-
Settlement Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:  May 19, 2003

/s/ Darryl Reed
Darryl Reed, President

                                    CERTIFICATIONS

I, Joel Sens, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pre-
Settlement Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:  May 19, 2003

/s/ Joel Sens
Joel Sens, Treasurer

                                  Exhibit 99.1

In connection with the Quarterly Report of Pre-Settlement Funding Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Darryl Reed
Darryl Reed, President

                                     Exhibit 99.2

In connection with the Quarterly Report of Pre-Settlement Funding Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Joel Sens
Joel Sens, Treasurer