Form 10QSB
period 2003-06-30
PRE SETTLEMENT FUNDING CORP
filed 2003-08-19
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2003

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

     Indicate by check mark whether the Company (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of August 10, 2003.

                                  TABLE OF CONTENTS

Part I - Financial Information                                    Page

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets at June 30, 2003 and December 31, 2002

Condensed Statement of Losses for the three and six months to June 30, 2003 and June 30, 2002 and the Period October 14, 1999
(Date of Inception) Through June 30, 2003

Condensed Statement of Cash Flows for the six months  June 30,
2003 and 2002 and the Period October 14, 1999 (Date of Inception)
Through June 30, 2003

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

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements                               Page No.

Condensed Balance Sheets at June 30, 2003 and
December 31, 2002                                                F-4

Condensed Statement of Losses for the three and six
months  June 30, 2003 and June 30, 2002  and
the Period October 14, 1999 (Date of Inception)
Through June 30, 2003                                            F-5

Condensed Statement of Deficiency in Stockholders'
Equity for the Period October 14, 1999
(Date of Inception) Through June 30, 2003                        F-6

Condensed Statement of Cash Flows for the six
months  June 30, 2003 and 2002 and the Period
October 14, 1999 (Date of Inception) Through
June  30, 2003                                                   F-7

Notes to Condensed Financial Statements                 F-8  to F-18

                      PRE-SETTLEMENT FUNDING CORPORATION
                        (A Development Stage Company)
                          CONDENSED BALANCE SHEETS

                                                   June 30,      December 31,
                                                     2003            2002
ASSETS                                            (Unaudited)     (Audited)

Current assets:
     Cash and equivalents                          $       30    $        18
     Loans receivable                                       -           3228
     Claims advances                                    6,500           8000
     Prepaid expenses and other                             -             43
     Total current assets                               6,530         11,289

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities         829,608        866,914
     Advances from shareholder                         95,236        28,889
     Total current liabilities                        924,844       895,803

Commitments and Contingencies                               -             -

Deficiency in Stockholders' Equity
     Preferred stock, par
value, $0.001 per share;
100,000 shares authorized;
none issued and outstanding
at June 30, 2003 and December
31, 2002                                                   -              -
     Common stock, par value,
$0.001 per share; 19,900,000
shares authorized ; 5,368,000
shares issued and outstanding
at June 30, 2003 and December
31, 2002                                              5,368           5,368
     Additional paid-in-capital                     183,652         183,652
     Deficit accumulated during development
     stage                                       (1,107,334)     (1,073,534)
     Deficiency in stockholder's equity            (918,314)       (884,514)
                                                      6,530          11,289

     See accompanying notes to unaudited condensed financial information

                           PRE-SETTLEMENT FUNDING CORPORATION
                             (A Development Stage Company)
                           CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                            For The Three Months         For The Six Months         For The period
                                    Ended                      Ended                October 14, 1999
                                   June 30                    June 30              (Date of Inception)
                                                                                     through June 30,
                            2003            2002        2003           2002               2003
Revenues:                   $       0      $     751    $   1,125     $   3,727       $       16,401

Costs and Expenses:
     Selling, general
and administrative            (14,725)        93,847       34,925       212,690            1,126,231
     Total Cost and Expense   (14,725)        93,847       34,925       212,690            1,126,231

Other Income:
 Interest and other                 0              0            0            11                2,493

Income (Loss) from operations  14,725        (93,096)     (33,800)     (208,952)          (1,107,334)

Income (taxes) benefit              -              -                                               -

Net Income (Loss)              14,725        (93,096)     (33,800)     (208,952)          (1,107,334)

Income (Loss) per
common share (basic
and assuming dilution)           0.00          (0.02)       (0.01)        (0.04)               (0.23)
Weighted average
shares outstanding
  Basic and Diluted         5,368,000      5,368,000    5,368,000      5,368,000           4,876,755


 See accompanying notes to the unaudited condensed financial information

                             PRE-SETTLEMENT FUNDING CORPORATION
                                (A Development Stage Company)
                        STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO JUNE 30, 003
                                          ( UNAUDITED )


                                                                               Deficit
                                                             Additional      Accumulated
                                   Common       Stock         Paid In           During
                                   Shares       Amount      Capital          Development
                                                                                Stage           Total
Net loss                                  -    $       -    $         -      $      (1,291)  $      (1,291)
Balance at December 31, 1999              -            -              -             (1,291)         (1,291)
Common stock issued on
September 30, 2000 in
exchange for
convertible debt at
$.50 per share                       78,000           78         38,922                  -          39,000
Common stock issued on
November 27, 2000 in
exchange for
convertible debt at
$.50 per share                       26,000           26         12,974                  -          13,000
Net loss at December
31, 2000                                  -            -              -           (157,734)       (157,734)
Balance at December 31, 2000        104,000          104         51,896           (159,025)       (107,025)
Common stock issued on
January 1, 2001 in
exchange for
convertible debt at $
..50 per share                       174,000          174         86,826                  -           87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share                  5,000,000        5,000             20                 -             5,020
Common stock issued on
January 2, 2001 in
exchange for services
at $.50 per share                    90,000           90         44,910                 -            45,000
Net Loss at December
31, 2001                                  -            -              -          (556,921)        (556,921)
Balance at December 31, 2001      5,368,000        5,368        183,652          (715,946)        (526,926)
Net Loss at December
31,2002                                   -            -              -          (357,588)        (357,588)
Balance at December 31, 2002      5,368,000        5,368        183,652        (1,073,534)        (884,514)
Net loss for the six
months ended June 30, 2003                -            -              -           (33,800)         (33,800)
Balance at June 30, 2003          5,368,000        5,368        183,652        (1,107,334)        (918,314)


                                 PRE-SETTLEMENT FUNDING CORPORATION
                                     (A Development Stage Company)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                       For The Six Months     For the Period
                                          Ended June 30      October 14, 1999
                                                            (Date of Inception)
                                                                     to
                                                                  June 30,
                                       2003          2002            2003

Net cash from  operating activities    (66,335)        (7,290)      (234,206)

Cash flows from investing activities         -              -              -

Net cash from financing activities      66,347          7,462        234,236

Net increase (decrease) in
cash and equivalents                        12            172             30

Cash and cash equivalents at
beginning of period                         18          1,003              -

Cash and cash equivalents at
end of period                               30          1,175             30

Supplemental Information:
 Cash paid during the
period for interest                          -              -              -
 Cash paid during the
period for taxes                             -              -              -
 Common Stock issued
in exchange for capital notes                -              -        139,000
 Common Stock issued
to founders in exchange for
services                                     -              -          5,020
 Common Stock issued
in exchange for Services                     -              -         45,000

See accompanying notes to unaudited condensed financial information

                        PRE-SETTLEMENT FUNDING CORPORATION
                           (A Development Stage Company)
                           Notes to Financial Statements
                                   ( Unaudited )

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

In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended June 30, 2003, are not necessarily indicative of the results that may expected for the year ending
December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 QSB.

Business and Basis of Presentation

Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). The company's initial business was seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. As of this quarter the personal injury settlement business is discontinued and the company is pursuing alternative business opportunities. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $ 1,107,334.

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

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities". Which amends Statement 133, Accounting for Derivative Instruments and Hedging Activites. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, " Accounting for certain Financial Instruments with Characteristics of both
Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

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

Plan of Operation

Pre-settlement Funding Corp is still in the development stage and has earned only a small amount of revenue, approximately $16,000, from operations. We have funded approximately 40 cases to date. Due to the down turn in the financial markets and consequent lack of outside investment interest in the business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases, we are not seeking to continue this business line.

During the next twelve months, to the extent it is feasible and profitable, we intend to develop other business interests and investment opportunities, which are not likely to be related to the existing line of business. The further development of the other businesses may include, but may not be limited to, changing the name of the corporation, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and claims personnel. Also, where appropriate we will seek outside financing for new activities in the forms of loans and equity investment.

We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our services, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions to our existing business operation, delays or errors in our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered or type of investment entered into.

For the period from our inception through June 30, 2003, we have:

     - Formed our company and established our initial structure

     - Entered the market for litigation funding services and decided to discontinue that business.

     - Issued cash advances to 40 clients

     - Settled and received proceeds with respect to 29 cases

We remain focused on pursuing collection on the outstanding 11 cases where advances to plaintiffs are still outstanding. We know of no reason with respect to these cases why they should not be collected. Some revenue may still result from the litigation funding line of business as a result.

Comparison of Financial Results

Three Months and Six Months Ended June 30, 2003 versus Three and Six Months Ended June 30, 2002 and

Revenues

Revenue represents the net proceeds to Pre-settlement Funding from The settlement of cases. We have generated modest revenues of approximately $16,400 from the now discontinued operations of litigation funding from the inception of our business. During the quarter ended June 30, 2003, we have generated $0 revenue from monetary settlements, as compared to $751 in revenue for the quarter ended June 30, 2002. In the six months ended June 30, 2003 we generated $1,125 in revenue compared to $3,727 in the six months ending June 30, 2002. We began advancing funds to personal injury plaintiffs in February 2001. We began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001. In the six months ending June 30, 2003 no advances were made due to the discontinuance of the business line, but 3 cases were settled with a value of $2,625. The margin achieved on net settlements, of 42% -45%, has remained relatively constant.

Costs and Expenses

From our inception through June 30, 2003, we have incurred expenses of $1,126,232 during this period. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement as well as the accrual of salary to our directors. In the quarter ended June 30, 2003 a surplus of $14,725 was generated principally due to the settlement of approximately $65,000 and consequent reversal of expenses for legal fees associated with our establishment as public company. This compares with expenses of $93,847 in the quarter to June 30,2002. Expenses for the six months ended June 30, 2003 were $34,925, compared to $212,690 for the six months ending June 30, 2002, and include the offsets for the forementioned settlement. The principal expense in the periods under review are for the accrual of salary for employees.

Liquidity and Capital Resources

As of June 30, 2003, we had a working capital deficit of $ 918,314. As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $234,206 from operating activities. We met our cash requirements during the six months ended June 30, 2003 through $66,347 in advances from our principal shareholder. Our accounts payable, which was composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, was reduced by $128,698 during the six months ended June 30, 2003 to $25,290 at June 30, 2003. The reductions were the result of payments made by our principal shareholder of some $66,000 on behalf of the company and settlements of approximately $65,000. Accrued payroll, representing liabilities to our two employees, stands at $ 757,723 at June 30, 2003. In an agreement made dated July 2003, approximately $330,000 of the liability to employees will be eradicated from the books. Additionally, accrued liabilities which stands at $50,500 at June 30, 2003 was reduced in an agreement in July 2003 on further legal fees resulting in a reduction in that balance of $24,000.

While we have raised the capital necessary to meet our working
Capital and financing needs in the past, additional financing is required if we are to grow alternative business interests. We currently do not have any commitments for financing. There are no assurances we will be successful in raising the funds required.

While we develop our new business strategy we plan to use our existing capital resources, collection of receivables from the discontinued litigation funding business and loans from our principal shareholder to fund our current level of operating activities, capital expenditures, debt and other obligations through the next 12 months.

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

Product Research and Development

We do anticipate reviewing other lines of investment and business that could ultimately replace the existing line of business.

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

Number of Employees

As of June 30, 2003, we have two employees. In a July 2003 agreement terminating Darryl Reed as a director and employee that will be reduced to one employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

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

Limited operating history; anticipated losses; uncertainly of future results

We have only a limited operating history upon which an evaluation of our business and its prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to our future operations and line of business and investment.

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

Date:  August 13, 2003

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

Date:  August 13, 2003

/s/ Joel Sens
Joel Sens, Treasurer

                                  Exhibit 99.1

In connection with the Quarterly Report of Pre-Settlement Funding Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Darryl Reed
Darryl Reed, President

                                     Exhibit 99.2

In connection with the Quarterly Report of Pre-Settlement Funding
Corporation (the "Company") on Form 10-QSB for the period ending June
30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Joel Sens
Joel Sens, Treasurer