Form 10QSB
period 2003-09-30
SEAWRIGHT HOLDINGS INC
filed 2003-11-14
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER  30, 2003

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 333-56848

                            SEAWRIGHT HOLDINGS, INC
                    Formerly PRE-SETTLEMENT FUNDING CORPORATION
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

     Indicate by check mark whether the Company (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of November 10, 2003.

                                  TABLE OF CONTENTS

Part I - Financial Information                                           Page

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets at September 30, 2003 and December 31, 2002

Condensed Statement of Losses for the three and nine months to September 30, 2003 and September 30, 2002 and the Period October 14, 1999(Date of Inception) Through September 30, 2003

Condensed Statement of Cash Flows for the nine months June 30,
2003 and 2002 and the Period October 14, 1999 (Date of Inception)
Through September 30, 2003

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

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


Index to Financial Statements                               Page No.

Condensed Balance Sheets at September 30, 2003 and
December 31, 2002                                                F-4

Condensed Statement of Losses for the three and nine
months September 30, 2003 and September 30, 2002  and
the Period October 14, 1999 (Date of Inception)
Through September 30, 2003                                       F-5

Condensed Statement of Deficiency in Stockholders'
Equity for the Period October 14, 1999
(Date of Inception) Through September 30, 2003                   F-6

Condensed Statement of Cash Flows for the nine
months  September 30, 2003 and 2002 and the Period
October 14, 1999 (Date of Inception) Through
September 30, 2003                                              F-7

Notes to Condensed Financial Statements                 F-8  to F-18

                           SEAWRIGHT HOLDINGS INC
                (Formerly PRE-SETTLEMENT FUNDING CORPORATION)
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                              September 30, 2003          December 31, 2002
ASSETS                                                          ( Unaudited )                  (Audited)
Current assets:
     Cash and equivalents                                      $      43,585               $        18
     Loans receivable                                                      -                      3228
     Claims advances                                                   6,500                      8000
     Prepaid expenses and other                                            -                        43
     Total current assets                                             50,085                    11,289

                                LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                        126,135                   866,914
     Advances from shareholder                                       113,106                    28,889
     Total current liabilities                                       239,241                   895,803

Long Term Liabilities:
Proceeds received for Preferred Stock to be issued                    50,000                         -
Preferred stock, par value, $.001 per share; 100,000
shares authorized; none issued and outstanding at
September 30, 2003 and December 31, 2002                                   -                         -

Commitments and Contingencies                                              -                         -

Deficiency in Stockholders' Equity
     Common stock, par value, $.001 per share; 19,900,000
shares authorized; 5,368,000 shares issued and outstanding
at September 30, 2003 and December 31, 2002                            5,368                     5,368
     Additional paid-in-capital                                      183,652                   183,652
     Deficit accumulated during development stage                   (428,176)               (1,073,534)
     Deficiency in stockholder's equity                             (239,156)                 (884,514)
                                                                      50,085                    11,289


           See accompanying notes to unaudited condensed financial information

                                  SEAWRIGHT HOLDINGS, INC.
                       Formerly PRE-SETTLEMENT FUNDING CORPORATION
                                (A Development Stage Company)
                             CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                                                   For The period
                                                                                   October 14, 1999
                                                                                   (Date of Inception)
                                 For The Three Months        For The Nine Months         through
                                         Ended                      Ended              September 30
                                      September 30              September 30               2003
                                 2003            2002        2003            2002
Revenues:                        $       0     $      4375   $     1,125    $    8,102  $     16,401

Costs and Expenses:
     Selling, general
and administrative                    5815          99,610       102,871       312,301     1,194,173
     Total Cost and Expense           5815          99,610       102,871       312,301     1,194,173
   Income (Loss) from operations    (5,815)        (95,235)     (101,746)     (304,187)     (428,176)
Other Income:
     Interest and other                  0               0             0            12         2,493
  Extraordinary item
  Gain on extinguishment of debt   684,973               0         747,103           0       747,103

Income (taxes) benefit                   -               -                                        -

Net Income (Loss)                  679,157         (95,235)     (645,357)     (304,187)    (428,176)

Income (Loss) per
common share (basic
and assuming dilution)                0.13           (0.02)         0.12         (0.06)       (0.08)
Weighted average
shares outstanding
  Basic and Diluted              5,368,000       5,368,000     5,368,000     5,368,000    4,876,755


See accompanying notes to the unaudited condensed financial information

                                  SEAWRIGHT HOLDINGS
                     Formerly PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO SEPTEMBER 30, 2003
                                    ( UNAUDITED )


                                     Common        Stock        Additional       Deficit
                                     Shares        Amount        Paid In       Accumulated
                                                                 Capital          during
                                                                                Development
                                                                                   Stage           Total
Net loss                                   -      $        -    $         -     $      (1,291)  $   (1,291)
Balance at December 31, 1999               -               -              -            (1,291)      (1,291)
Common stock issued on
September 30, 2000 in
exchange for convertible debt at
$.50 per share                        78,000              78         38,922                 -       39,000
Common stock issued on
November 27, 2000 in
exchange for convertible debt at
$.50 per share                        26,000              26         12,974                 -       13,000
Net loss at December 31, 2000              -               -              -          (157,734)    (157,734)
Balance at December 31, 2000         104,000             104         51,896          (159,025)    (107,025)
Common stock issued on
January 1, 2001 in
exchange for convertible debt at
$.50 per share                       174,000             174         86,826                 -       87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share                   5,000,000           5,000             20                 -        5,020
Common stock issued on
January 2, 2001 in
exchange for services
at $.50 per share                     90,000              90         44,910                 -       45,000
Net Loss at December 31, 2001              -               -              -          (556,921)    (556,921)
Balance at December 31, 2001       5,368,000           5,368        183,652          (715,946)    (526,926)
Net Loss at December 31,2002               -               -              -          (357,588)    (357,588)
Balance at December 31, 2002       5,368,000           5,368        183,652        (1,073,534)    (884,514)
Net surplus for the
nine months ended
September 30, 2003                         -               -              -           645,357      645,357
Balance at September 30, 2003      5,368,000           5,368        183,652          (428,176)    (239,156)


                             SEAWRIGHT HOLDINGS, INC.
                   FORMERLY PRE-SETTLEMENT FUNDING CORPORATION
                           (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                   For The period
                                                                                   October 14, 1999
                                                                                   (Date of Inception)
                                                             For The Nine Months         through
                                                                    Ended              September 30
                                                                 September 30               2003
                                                             2003            2002
Net cash from  operating activities                           (6,433)         (21,059)      (240,651)

Cash flows from investing activities                               -                -              -

Net cash from financing activities                            50,000           20,333        284,236

Net increase (decrease) in cash and equivalents               43,567             (726)        43,585

Cash and cash equivalents at beginning of period                  18            1,003              -

Cash and cash equivalents at end of period                    43,585              277         43,585

Supplemental Information:
 Cash paid during the period for interest                          -                -              -
 Cash paid during the period for taxes                             -                -              -
  Common Stock issued in exchange for capital notes                -                -        139,000
  Common Stock issued to founders in exchange for services         -                -          5,020
  Common Stock issued in exchange for Services                     -                -         45,000


See accompanying notes to unaudited condensed financial information

                               SEAWRIGHT HOLDINGS, INC.
                    FORMERLY PRE-SETTLEMENT FUNDING CORPORATION
                            (A Development Stage Company)
                          Notes to Financial Statements
                                 ( Unaudited )

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

In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended September 30, 2003, are not necessarily indicative of the results that may expected for the year ending
December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 QSB.

Business and Basis of Presentation

SEAWRIGHT HOLDINGS, Inc. formerly Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The name change from Pre- Settlement Funding
Corporation took place September 26th, 2003. The Company is a development stage enterprise, as defined by Statement of Financial
Accounting Standards No. 7 ("SFAS No. 7"). The company's initial business was seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. As of the previous quarter the personal injury settlement business is discontinued and the company is pursuing alternative business opportunities. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $428,176. During the quarter ended September
30, 2003 the Company took actions involving acquiring property, enabling it to enter a business which involves spring water bottling and sale. The sale was completed in October 2003.

The property acquired is known as Seawright Springs, located in Mt Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1 million gallons of water daily. The company is in the business of selling its spring water to other bottlers and may enter into co-packaging arrangements whereby other bottlers will bottle Seawright Springs water under its name or under private labeling agreements with other retailers or distributors.

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

In May 2003, the FASB issued SFAS no. 150 "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" or SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. The Company does not believe the adoption of SFAS No 150 will have a material future impact on its financial statements.

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

Plan of Operation

Seawright Holdings Inc., formerly Pre-settlement Funding Corp, is still in the development stage and has earned only a small amount of revenue, approximately $16,000, from its previous operations involving funding of 40 personal injury cases. Due to the down turn in the financial markets and consequent lack of outside investment interest in the business of advancing cash to plaintiffs involved in personal injury claims, as well as to plaintiffs involved in other types of claims such as divorce cases, we are not seeking to continue this business line.

During the next twelve months, to the extent it is feasible and profitable, we intend to develop other business interests and investment opportunities, which are not related to the litigation funding business. The further development of the other businesses may include, but may not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, and marketing personnel. Also, where appropriate we will seek outside financing for new activities in the forms of loans and equity investment. In the quarter ending September 30, 2003 we made arrangements to enter a business involving the sale of bulk spring water. In the quarter we negotiated agreements to purchase a property with a suitable source of water for the sum of $1 million. The property acquisition and related loan agreements were completed in October 2003. We intend to identify customers and begin selling water within the year.

As part of our reorganization of our business and to better reflect our current activities and plan of operations, the company name was changed from Pre-Settlement Funding Corporation to Seawright Holdings, Inc. Darryl Reed resigned as President and is no longer involved in our business and Joel P Sens, our principal shareholder assumed the office of President and Chief Executive Officer.

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

For the period from our inception through September 30, 2003, we have:

     - Formed our company and established our initial structure

     - Entered the market for litigation funding services and decided to discontinue that business.

     - Issued cash advances to 40 clients

     - Settled and received proceeds with respect to 29 cases

     - We remain focused on pursuing collection on the outstanding 11 cases where advances to plaintiffs are still outstanding. We know of no reason with respect to these cases why they should not be collected. Some revenue may still result from the litigation funding line of business as a result.

     - We have reorganized our company and investigated other business opportunities including the market for spring water and the associated costs of production.

     - We have identified and contracted to purchase a property, called Seawright Springs capable of producing 1 million gallons per day of water.

     - We have identified and obtained sources of funding to cover initial purchase costs for the Seawright Springs.

Comparison of Financial Results

Three Months and Nine Months Ended September 30, 2003 versus Three and Nine Months Ended September 30, 2002 and

Revenues

Revenue represents the net proceeds to from the settlement of cases. We have generated revenues of approximately $16,400 from the now discontinued operations of litigation funding from the inception of our business. During the quarter ended September 30, 2003, we have generated $0 revenue from monetary settlements, as compared to $4375 in revenue for the quarter ended September 30, 2002. In the nine months ended September 30, 2003 we generated $1,125 in revenue compared to $8,102 in the nine months ending September 30, 2002. We began advancing funds to personal injury plaintiffs in February 2001. We began recognizing revenues from the realization and receipt of monetary settlements related to the settlement of these specific litigation claims during the last six months of 2001. In the nine months ending September 30, 2003 no advances were made due to the discontinuance of the business line, but 3 cases were settled with a value of $2,625. The margin achieved on net settlements, of 42% -45%, has remained relatively constant.

Costs and Expenses

From our inception through September 30, 2003, we have incurred expenses of $1,194,173 $747,103 of these expenses were cancelled in agreements made during the nine month period ended September 30, 2003. The expenses incurred were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement as well as the accrual of salary to our director. In the quarter ended September 30, 2003 expenses of $5,815 were incurred in connection with the administration of our business and represent accounting, legal and accommodation expenses. This compares with expenses of $99,610 recorded in the quarter to September 30, 2002, which includes salary accruals. The expense for the nine months ended September 30, 2003 was $102,871, and includes accrual of salary for the director and legal and accounting fees.. In the nine months ending September 30, 2002 expenses of $312,301 were recorded including legal and accounting fees and accrued salaries.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2003 we settled on previous recorded liabilities resulting in a gain on extinguishment of debt totaling $747,103. The largest component was generated principally due to the agreement of our directors to give up claims to all but $90,000, due to Joel P Sens, of unpaid earned salary totaling $630,000, and the reversal of accrued employer tax costs of approximately $30,000 related to that accrued salary. Additionally, a $89,358 reduction in previously accrued or billed legal fees was agreed. This was offset by an agreement to cancel amounts owed by director Darryl Reed of approximately $3000.

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $189,156. As a result of our operating losses from our inception through September 30, 2003, we generated a cash flow deficit of $240,651 from operating activities. We met our cash requirements during the nine months ended September 30, 2003 through approximately $80,000 in advances from our principal shareholder and a receipt of $50,000 for preferred shares described below. Our accounts payable, which was composed predominantly of liabilities to our accountants and lawyers in connection with our registration statement, was reduced by $128,698 during the nine months ended September 30, 2003 to $25,290 at September 30, 2003. The reductions were the result of payments made by our principal shareholder of some $66,000 on behalf of the company and settlements of approximately $65,000. In agreements made during the quarter ended September 30 2003, approximately $690,000 of payroll liability was eradicated from the books. This represents all the salary and related employer taxes accrued but unpaid for Darryl Reed, our former President, who resigned September 23rd, 2003 and all but $90,000 due to Joel Sens. Accrued payroll, representing liabilities to our remaining employee, now stands at $ 96,750 at September 30, 2003. Accrued liabilities now stands at $4,095 at September 30, 2003 after the balance due for legal fees was reduced by $24,000 by agreement in July 2003 and a further $20,000 was paid by the director and major shareholder Joel Sens.

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required if we are to grow alternative business interests and fund the transactions and business we have currently contracted for.

Purchase of Seawright Springs

In October 2003, we took title to the property known as Seawright Springs in Mt Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings Inc. $300,000 was immediately due on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest will be due in April 2004 and $200,000 plus interest will be due in October 2004. $162,500 plus interest will be due in October 2006 and the remaining principal of $237,500 and interest will be due in October 2008, the fifth anniversary of the acquisition. A note will be issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Series A Convertible Preferred Stock described below were used to meet the immediate liability under the purchase agreement for Seawright Springs.

Series A Convertible Preferred Stock

During the period $50,000 of Series A Convertible Preferred Stock proceeds were received in respect of 10,000 shares. In October 2003, a further $200,000 Series A Convertible Preferred shares were issued and proceeds received. In total 60,000 shares were dedicated for the Series A with a par value of $0.001 and sale price of $5 per share, of which 50,000 have been sold to date. The shares are convertible into common stock at the option of the holder at a ratio of 10 Common Stock for each preferred share if converted before the first anniversary of the original issue date and at a ratio of 5 Common Stock for each Preferred Share if conversion is made after the first anniversary but before the second anniversary. The preferred series may be redeemed for cash at the option of the company, any time after the first anniversary of the original issue date but before the second anniversary. The preferred shareholders shall be entitled to cumulative dividends when, as and if declared by the board at a per share rate of 10% per annum of the original issue price. At the option of the preference shareholder, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of Common Stock upon conversion of the Preferred Stock to Common Stock. In event of a liquidation of our company the Preferred Stock ranks higher than the Common Stock in determining the distribution of assets and surplus funds.

There are no assurances we will be successful in raising the funds required to operate our business. Within the next year further funds will be needed to meet our obligations under the purchase agreement for the Seawright Springs property as described above, and to fund improvements to that property and its initial operations.

While we develop our new business strategy and seek further funding we plan to use our existing capital resources and collection of receivables from the discontinued litigation funding business to fund our current level of operating activities.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our independent certified public accountants have stated in their report included in our December 31, 2002 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Product Research and Development

We do anticipate reviewing other lines of investment and business.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We anticipate the acquisition of plant and equipment and other improvements for the Seawright Spring. We will need to raise additional funds to meet these acquisition needs.

Number of Employees

As of September 30, 2003, we have one employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

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

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: seasonal trends in demand;
the amount and timing of capital expenditures and other costs relating to the expansion of our operations; the introduction of new services and products by us or our competitors; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the Spring water market. Our quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter.
Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or investors' expectations in some future quarter.

Management of Growth

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

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

Risks associated with acquisitions

As part of our business strategy in the future, we could acquire assets and businesses relating to or complementary to our operations.
Any acquisitions would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: we could be exposed to unknown liabilities of the acquired companies; we could incur acquisition costs and expenses higher than it anticipated; fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; we could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; our ongoing business could be disrupted and its management's time and attention diverted; we could be unable to integrate successfully.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the the three month period ending September 30, 2003.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2003.

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

                                       Seawright Holdings, Inc.

Dated:                                 By: /s/ Joel Sens, President/Treasurer

Exhibit

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2 Certification pursuant of Treasurer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                     CERTIFICATIONS


I, Joel Sens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seawright Holdings, Inc.;

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

Date:  November 13, 2003

/s/ Joel Sens
Joel Sens, President/Treasurer

                                  Exhibit 99.1

In connection with the Quarterly Report of Seawright Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September
30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Joel Sens, President

                                     Exhibit 99.2

In connection with the Quarterly Report of Seawright Holdings, Inc. "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Joel Sens
Joel Sens, Treasurer