Form 10KSB
period 2003-12-31
SEAWRIGHT HOLDINGS INC
filed 2004-03-30
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                     COMMISSION FILE NUMBER: 333-56848

                    SEAWRIGHT HOLDINGS INCORPORATED
              Formerly PRE-SETTLEMENT FUNDING CORPORATION
            (Exact name of Company as specified in its charter)

        Delaware                                       54-1965220
(State or jurisdiction of incorporation          (I.R.S. Employer or
         organization)                           Identification No.)

600 Cameron Street, Alexandria Virginia     22314
(Address of principal executive offices)                   (Zip Code)

                Company's telephone number: (703) 340-1629

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such Shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The trading price on the company's stock on the OTC Bulletin Board on March, 15, 2004 was $.37 cents bid price and $.50 cents ask price. Based on this $.50 cent value, the aggregate market value of the Common Stock of the issuer held by non-affiliates was approximately $184,000, calculated on the basis of 5,368,000 shares of common stock issued and outstanding, with 368,000 shares of common stock held by non-affiliates.

The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of March 15, 2004, was 5,368,000.

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

ITEM 8A.    CONTROLS AND PROCEDURES

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

Item 14. Principal Accounting Fees and Services.

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

ITEM 1. BUSINESS.

Introduction

SEAWRIGHT HOLDINGS, Inc. formerly Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The name change from Pre-Settlement Funding Corporation took place September 26th, 2003. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7").

Overview

Business and Basis of Presentation

The company's initial business plan was seeking to provide financing to plaintiffs who are involved in personal injury claims. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. During the year under review the personal injury business was discontinued and the company began pursuing alternative business opportunities. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $566,688.

In October 2003, the Company acquired property enabling it to enter a business involving spring water bottling and sale. The property acquired is located in Mt. Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1 million gallons of water daily.

The main focus of the company's current operations is the establishment of a business selling spring water from the company's property. The company may pursue other business opportunities as it sees appropriate.

Business Strategy

The Company's business plan is to sell its spring water to other bottlers and it may enter into co-packing arrangements whereby other bottlers will bottle Seawright Springs water under its name or under private labeling agreements with other retailers or distributors. Private label bottled water is Seawright Springs water bottled under another company's brand name.

Selling to the private labeled bottled water market will allow the company to sell our water without the expense of an advertising budget that is required to establish brand recognition and market identity.

In its initial operations, the Company will focus on bulk water sales. Bulk water sales are achieved by the arrival of a tanker at the Company spring site. The buyer loads the water at the spring site and takes it to the bottling and packaging facility used by the private label bottler. The company is in the process installing a state of the art bulk water loading facility.

The company currently does not have its own bottling and packaging facilities. Should the company sell water under the Seawright label it will do so by using outside bottling and packaging facilities.
Currently there are no plans to build bottling and packaging facilities.

Bottled Water Market Overview

According to the Beverage World Beverage Databank for 2002, the multiple beverage market accounted for retail revenue of $205.10 billion in 2001, an increase from $199.67 billion from 2000, an increase of 2.7%.

Soft Drinks account for nearly 50% of annual beverage gallonage, with
15.41 billion gallons purchased in 2001, with a retail sales value of $55.94 billion. However, bottled water, which falls into the category of "alternative beverages", has grown significantly in recent years, and in particular a demand for products that contain spring water.

In 2002, United States bottled water wholesale dollar sales rose 12.3% over 2001 sales to $7.7 billion for 5.95 billion gallonage. In 2001, bottled water accounted for $6.9 billion dollars for 5.4 billion gallonage. Sales of bottled water had doubled from 1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales).

Gallonage Total          Total $
Billions                 billions
                         (wholesale)

2002 - 5.95                7.72
2001 - 5.37                6.8
2000 - 4.9                 5.8

Source - Beverage Marketing Corporation

According to the Beverage Marketing Corporation, in 2002 54.2 of the Bottled Water market is sold by the Top 10 Brands in the United
States, leaving 45.8% of the market available to other brands, smaller companies, and private label brands.

The bottled water market comprises three major segments: still or non-sparkling, sparkling, and imported water (Participates in both the non-sparkling and sparkling segments). Seawright Springs water could be used in both sparkling and non-sparkling applications.

- Non-sparkling or still water contains no carbonation and is consumed as an "alternative to tap water."

- Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field.

- Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers."

The bottled still water business, which will be the most significant for Seawright Holdings, Inc., has been consistently growing at nearly 30% per annum since 1996 through 2000. Still water now comprises over 92% of all of the bottled water gallonage sold in the United States, with sparkling water accounting for the remaining 8%.

Geographic Markets and Distribution Channels

Nationally, bottled water accounts for 12.2% of all beverages consumed in the United States.

Water is sold through various channels, including:

1.  Home Delivery  (1 to 5 gallon bottles)

2.  Commercial and Office Delivery (1 to 5 gallon bottles)

3.  Off Premise Retail (supermarkets, convenience store, and drug store)

4.  On-Premise Retail  (restaurants)

5.  Vending Machines

6.  Institutional Usage  (hospitals, schools)

7.  Bulk Sales (Domestic and International sales of potable water)

Bottled Water Classifications and Definitions

Seawright Springs water qualifies as a natural spring water. It is also a mineral water containing 300 parts per million (ppm) total dissolved solids (TDS).

Bottled Water - means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable anti-microbial agents. Fluoride may be optionally added within the
limitations   established in 21 CFR Section 165.110(b)(4)(ii).  Firms
may manufacture non-standardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Natural Water - means bottled spring, mineral, artesian, or well water which is derived from an underground formation or water from surface water that only requires minimal processing, is not derived from a municipal system or public water supply, and is unmodified except for limited treatment (e.g., filtration, ozonation or equivalent disinfection process).

Spring Water means water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity in 21 CFR 165.110(a)(2)(vi). Spring water shall be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There shall be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring shall be identified and such identification shall be maintained in the company's records. Spring water collected with the use of an external force shall be from the same underground striation as the spring, as shown by a measurable hydraulicconnection using a hydro-geologically valid method between the bore hole and the natural spring, and shall have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice

Mineral Water - means water containing not less than 250 parts per million (ppm) total dissolved solids (TDS), coming from a source tapped at one or more boreholes or springs, originating from a geologically and physically protected underground water source. Mineral water shall be distinguished from other types of water by its constant level and relative proportions of minerals and trace elements at the point of emergence from the source, due account being taken of the cycles of natural fluctuations. No minerals may be added to this water.

Sparkling Bottled Water - means bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously non-carbonated
bottled   water products and label such water appropriately (e.g.,
sparkling spring water).

Drinking Water - means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable anti-microbial agents. Fluoride may be optionally added within the
limitations   established in 21 CFR Section 165.110(b)(4)(ii). Firms
may manufacture non -standardized drinking water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Drinking water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling a "water," "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Well Water or "Artesian" - means bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure.

Ground Water - means water from a subsurface saturated zone that is under a pressure equal to or greater than atmospheric pressure.
Ground water must not be under the direct influence of surface water.

Purified Water means bottled water produced by distillation, de-ionization, reverse osmosis, or other suitable process and that meets the definition of purified water.

Well Water means water from a hole bored, drilled, or otherwise constructed in the ground which taps the water of an aquifer.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency (EPA) pursuant to the Safe Drinking Water Act which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

In 1996, the United States enacted statutes and regulations to regulate bottled water as a food. Accordingly, the Company's water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods.

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA") 21 U.S.C.
301. The FFDCA defines food as "articles used for food or drink for man or other animals." This includes packaged (bottled) water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

In addition, all drinking water must meet EPA standards established under the Safe Drinking Water Act ("SDWA") for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations. Most municipalities meet or exceed EPA drinking water regulations, many of that reflect recent public awareness of the issue of contaminated water-For example, EPA standards for lead in drinking water did not exist prior to 1986, when 50 ppb (parts per billion) was established. This standard was lowered to 15 ppb in 1991, because after five years the government still found 130 million people exposed to unacceptable lead levels.

The United States government also enacted Safe Drinking Water
Reauthorization Act of 1996. This law requires all local water utilities to issue annual reports to their consumers disclosing all chemicals and bacteria in their water.

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which the Company's products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

Requisite disclosures and disclaimers are made on the labels of all products produced. The company does not use ingredients of a pharmaceutical nature, and does not make structure/function claims on its products.

Competition

The beverage industry, and in particular, the bottled water industry, is extremely competitive and seasonal. Depending upon the method of entry, plan of action a particular Company chooses to employ it is very costly for market penetration and expansion. Seawright's initial focus on bulk sales of spring water is a relatively low cost plan of action the leaders in the United Sates bottled water business, based on total estimated sales (at wholesale), according to Beverage Marketing Corporation are:

                                           Share of Sales

                                          2002         2001

Aquafina                                  10.8%        9.4%
Dasani                                     9.9%        8.2%
Poland Spring                              8.0%        7.9%
Arrowhead                                  5.9%        5.8%
Sparkletts                                 4.2%        5.3%
Deer Park                                  4.0%        3.6%
Crystal Geyser                             3.5%        3.4%
Ozarka                                     2.7%        2.7%
Zephyrhills                                2.6%        2.7%
Evian                                      2.5%        3.1%
Subtotal                                  54.2%       52%
All Others                                45.8%       48%
TOTAL                                    100.0%      100.0%

Marketing Objectives and Advertising Strategy

The Company's initial marketing strategy is targeted primarily to build awareness of the Company's natural spring water to private label bottlers.

The Company intends to compete by selective advertising and contact with potential purchasers.

The Company will contract with commission only sales sources to facilitate sales. To date the company has undertaken one such contract.

Employees

As of December 31, 2003, the Company had one employee, the Company
President, who will devote the amount of time necessary to properly fulfill his duties. The Company anticipates that the number of employees might increase in the future. Given the ability of the company to contract out much of its required services, it is not anticipated based on the current business plan that new employees will be hired in the next 12 months. No formal contract for the compensation of the current employee exists as of March 15 2004, but a contract is likely to be determined within the next twelve months.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 600 Cameron Street, Alexandria, Virginia. The Company uses these facilities on a pay as needed basis . The service includes phone answering service and mail collection. The Company believes that the current facilities are suitable for its current needs.

In October 2003, the Company acquired land and spring , located in Mt. Sidney in the Shenandoah Valley area of Virginia.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fiscal year 2003 to a vote of the security holders with the exception of those events provided in the Form 8-K filed by the Company on October 24, 2003 and the Schedule 14C filed on December 15, 2003.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There was no public trading market for the issuer's securities in 2001, 2002. The Company's securities began trading upon the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD")under the symbol of SWRI as of January 9, 2004. As of March 15, 2004, there were approximately 50 holders of record of the Company's common stock.

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

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent and registrar for our common stock is Oxford
Transfer & Registrar Agency, Inc., 1000 SW Broadway, Portland, Oregon 97205.

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

Plan of Operation

Seawright Holdings is still in the development stage and has generated no revenue from continuing operations. In 2003, we purchased land and spring located in Mt. Sidney in the Shenandoah
Valley area of Virginia. The spring has a flow in excess of 1 million gallons of water daily.

As part of our reorganization of our business and to better reflect our current activities and plan of operations, the company name was changed from Pre-Settlement Funding Corporation to Seawright Holdings, Inc. Darryl Reed resigned as President and is no longer involved in our business and Joel P. Sens, our principal shareholder, assumed the office of President and Chief Executive Officer.

The further development of this business will include, but not be limited to, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and maintenance personnel. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our product, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Seawright Holdings, and general economic conditions specific to the beverage market and specifically the spring water industry.

For the period from our inception through December 31, 2003, we have:

     - Formed our company and established our initial structure

     - Sought and pursued investment opportunity

     - Reviewed and analyzed the potential market for Spring water

     - Purchased the Seawright Springs property and procured the necessary financing in the form of Preferred Shares to cover the initial purchase costs

     - Performed required testing of water quality at Spring site

     - Began developing a new web site as part of our marketing strategy

     - Entered into a commission agreement with one sales source

Years Ended December 31, 2003 and 2002

Revenues

We have generated no revenues from continuing operations from inception. During the year ended December 31, 2003, the Company generated $1,625 from the discontinued settlement business compared to $9,226 in 2002, and $16,901 from inception. We anticipate sales of spring water commencing by the 2nd quarter 2004.

Costs and Expenses

From our inception through December 31, 2003, we have incurred losses of $566,688. These expenses were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

The Company incurred operating expenses of $224,604 during the year ended December 31, 2003 as compared to $366,826 of expenses in 2002. 2002 costs were higher due to the Company incurring higher legal, consulting, and accounting fees and costs in connection with the development of the Company's business plan, market research, and the preparation of the Company's Registration Statement. During the year ended December 31, 2003, the Company was legally released from its obligations to a former employee and several creditors for unpaid accrued salaries and liabilities of approximately $747,000. The Company recognized $740,000 of other income in connection with extinguishment of debt.

The 2003 expenses are composed principally of accrued salary for the company's sole employee, accounting fees, interest on notes and loans, consulting fees associated with acquisition of land and spring, and legal fees associated with the administration of the corporate entity. There are no significant costs associated with the discontinued pre-settlement funding business.

Liquidity and Capital Resources

As of December 31, 2003, we had a working capital deficit of $710,171. $415,000 of this represents the current portion of notes payable related to our acquisition of the Spring property and notes due to Joel P Sens, and Stafford Street Capital, an investment company owned by Mr. Sens. $148,547 represents accounts payable and accrued liabilities including accrued interest on the notes. $121,936 relates to shareholder advances. As a result of our operating losses from our inception through December 31, 2003, we generated a cash flow deficit of $344,157 from operating activities. We met our cash requirements during this period through issuance of capital notes of $139,000 and notes payable of $115,000, issuance of $275,000 of Series A Convertible Preferred Stock, and $121,937 cash advances from shareholder, net of repayments.

We also issued a promissory note of 700,000 in connection with the acquisition of land and spring in October 2003. The loan is secured by the real property and guaranteed by the Company's President.

Acquisition of Land and Spring

In October 2003, we acquired land and spring located in Mt. Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October, 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings, Inc. $300,000 was paid on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest will be due in April, 2004 and $200,000 plus interest will be due in October, 2004. $162,500 plus interest will be due in October, 2006 and the remaining principal of $237,500 and interest will be due in October, 2008, the fifth anniversary of the acquisition. A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October, 2003 to Joel P Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October, 2004. Proceeds from the Joel Sens note and the Series A Convertible Preferred Stock described below were used to meet the immediate liability under the purchase agreement for acquisition of land and spring in October 2003.

Series A Convertible Preferred Stock

During the year ended December 31, 2003, we issued an aggregate of 55,000 shares of Series A Convertible Preferred Stock in exchange for $275,000 of proceeds, net of costs and fees. The shares are convertible into common stock at the option of the holder at a ratio of 10 Common Shares for each preferred share if converted before the first anniversary of the original issue date and at a ratio of 5 Common Shares for each Preferred Share if conversion is made after the first anniversary but before the second anniversary. The preferred series may be redeemed for cash at the option of the company, any time after the first anniversary of the original issue date but before the second anniversary. The preferred shareholders shall be entitled to cumulative dividends when, as and if declared by the board at a per share rate of 10% per annum of the original issue price. At the option of the preference shareholder, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of Common Stock upon conversion of the Preferred Stock to Common Stock. In event of a liquidation of our company the Preferred Stock ranks higher than the Common Stock in determining the distribution of assets and surplus funds.

Future Funding Requirements and Going Concern

There are no assurances we will be successful in raising the funds required to operate our business. Within the next year further funds will be needed to meet our obligations under the purchase agreement for the Seawright Springs property as described above, and to fund improvements to that property and its initial operations.

While we develop our new business strategy and seek further funding we plan to use, advances from our shareholder, funds generated from our Spring Water sales, collection of receivables from the discontinued litigation funding business to fund our current level of operating activities.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses since our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

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

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities". Which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Product Research and Development

The Company does not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property during the next 12 months. Improvements may be made to plant and equipment at the Spring site, computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees

As of December 31, 2003, the Company had one employee, the Company President, who will devote the amount of time necessary to properly fulfill his duties. The Company anticipates that the number of employees might increase, in the future. Given the ability of the company to contract out much of its required services, it is not anticipated based on the current business plan that new employees will be hired in the next 12 months. No formal contract for the compensation of the current employee exists as of March 1st 2003, but a contract is likely to be determined within the next twelve months.

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

     - Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. The Company will be incurring costs to develop, introduce and enhance its Spring Water operations and products, to develop and market an interactive website, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not followed by commensurate revenue, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its services and other product candidates. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

     - Potential fluctuations in quarterly operating results

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of public acceptance of the Company's spring water operations and business, the demand for the Spring water services and related products; seasonal trends in demand; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry;
technical difficulties; general economic conditions, and economic conditions specific to the beverage industry. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

     - Management of Growth

The Company expects to experience significant growth. Such activities could result in increased responsibilities for management and the need for additional employees. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success.

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

     - Risks associated with acquisitions

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2003,and for the year ended December 31, 2002 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2003, Seawright Holdings, Inc. performed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.
Based upon that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that Seawright Holdings, Inc.'s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Seawright
Holdings, Inc.'s periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in Seawright Holdings, Inc.'s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Company are set forth below. There are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement.

During the period directors Darryl Reed, Kenneth Brochin, and Jeffrey
Sens resigned such that Mr. Joel Sens is the only director of the company.

Compensation of Directors

Directors currently do not receive a salary for their services.  They do not currently get paid a fee for their participation in meetings, although Directors are reimbursed for reasonable travel and other out-of-
pocket expenses incurred in attending meetings of the board.   The
Company anticipates that the Directors will be compensated for attendance at meetings in the future.

Joel Sens, President and CEO/ Director

Mr. Joel Sens (age 39) is the current President and CEO, and has been a Director since inception. Mr. Sens is an entrepreneur who, from March 1997, was a founder and principal shareholder of Next Generation Media Corp., a publicly held media holding company. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

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

Based solely on a review of the Section 16(a) Forms with respect to the fiscal year ended December 31, 2003 and subsequently, the Company is unaware that any required reports were not filed.

ITEM 10. EXECUTIVE COMPENSATION.

During the year under review previous compensations agreement were renegotiated such that only Mr. Joel Sens is expected to receive compensation totaling $90,000 in respect of his services during the last three fiscal years. This has been recorded but not paid. There have been no other awards or stock based compensations in the last three fiscal years.

(1) October 2000 Employment Agreements, contracting for $140,000 per year, with former President Mr. Reed and Mr. Sens were renegotiated during the current fiscal year and no compensation other than the $90,000 described above has been recorded and is due to Mr. Sens.

(2) Under the October 2000 employment agreements the Company issued to Mr. Sens, 3,000,000 shares as founder, at a price of $0.001.

(3) The Company issued to Mr. Sens, pursuant to the October 2000
Employment Agreement, stock options in the amount of 1,500,000 options granted as follows:

     - 400,000 to purchase company's common stock at $.50 per share,
     - 300,000 to purchase company's common stock at $1.00 per share,
     - 300,000 to purchase company's common stock at $1.75 per share,
     - 500,000 to purchase company's common stock at $2.00 per share.

Mr. Sens has not exercised any of the options granted pursuant to his Employment Agreements. Stock options previously issued for Mr. Darryl Reed were cancelled in the agreement dated September 2003.

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company. If and when the Company has raised sufficient working capital, either through equity or through revenues, the Company will pay the $90,000 due to Mr. Sens.
A new employment agreement is likely to be negotiated with Mr. Sens in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 15th, 2004 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership (2)

Common Stock    Joel Sens,                       4,267,000(3)       79.48%
                600 Cameron Street
                Alexandria VA 22314

Common Stock    Theodore Kanakis                   799,500          14.89%
                1160 N. Quincy Street #408
                Arlington VA 22201

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

(3) Not included within this amount are stock options for Mr Joel. Sens in an amount of 1,500,000 options granted, with 400,000 to purchase company's common stock at $.50 per share, 300,000 to purchase company's common stock at $1.00 per share, 300,000 to purchase company's common stock at $1.75 per share, 500,000 to purchase company's common stock at $2.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

Included in accounts payable and accrued liabilities are $ 90,000 at December 31, 2003 for unpaid salaries for officers of the Company.

The President and principal shareholder Joel Sens has advanced cash and the company has issued notes to Joel Sens for a total of approximately $230,000 at December 31, 2003. The advances are subject to interest at a rate of 7% per annum and two notes, one for $50,000 to Stafford Street Capital, an investment company owned by Joel Sens, and one for $65,000 to Joel Sens, are subject to interest at a rate of 10% per annum.

The officer and director of the Company is engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, holds office, or serves on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officer and director. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officer and director of the Company is accountable to it and its shareholders as fiduciaries, which requires that the officer and director exercises good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

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

(3) (ii) Amended and Restated Certificate of Incorporation of
        Pre-Settlement Funding Corporation, filed on Form 8-K as filed on October 24, 2004

(3) (iii) Certificate of Designation of Series A Convertible
        Preferred Shares of Seawright Holdings, Inc. filed on Form 8-K as filed on October 24, 2004

(3) (iv)Amended and Restated Bylaws is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.

(3) (v) Amended and Restated Bylaws of Seawright Holdings, Inc. filed on Form 8-K as filed on October 24, 2004

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

(10) (viii) Purchase and Sale Agreement By and Between Baker Seawright Corporation, Seller and Stafford Street Capital, LLC, filed on Form 8-K as filed on October 24, 2004

(10) (ix) Assignment of Contract pursuant to Purchase and Sale
        Agreement filed on Form 8-K as filed on October 24, 2004

(10) (x) Amendment to Purchase and Sale Agreement filed on Form 8-K as filed on October 24, 2004

(10) (xi) Resignation by Darryl Reed from his positions as President, Chief Executive Officer and Director filed on Form 8-K as filed on October 24, 2004

(b)  Reports Filed on 8-K
On October 24, 2003, the Company filed a current report on 8-K disclosing its amendment to the Purchase and Sale Agreement with Baker Seawright Corporation

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                    DECEMBER 31, 2003      DECEMBER 31, 2002

1.  Audit Fees                         $ 34,680                 $ 53,762

2.  Audit Related Fees                        -                        -

3.  Tax Fees                                  -                        -

4.  All Other Fees                            -                        -

    Total Fees                         $ 34,680                 $ 53,762

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2003, were approved by the Company's audit committee.

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                        FINANCIAL STATEMENTS

                     DECEMBER 31, 2003 AND 2002

                    FORMING A PART OF ANNUAL REPORT
            PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                       SEAWRIGHT HOLDINGS, INC.
            (FORMERLY PRE-SETTLEMENT FUNDING CORPORATION)

                           SEAWRIGHT HOLDINGS, INC.
               (FORMERLY PRE-SETTLEMENT FUNDING CORPORATION)

Index to Financial Statements                                      Page No.

Report of Independent Certified Public Accountants                      F-3
Consolidated Balance Sheets at December 31, 2003 and 2002               F-4
Consolidated Statements of Operations for the
Years Ended December 31, 2003 and 2002, and the
Period October 14, 1999 (Date of Inception)
Through December 31, 2003                                               F-5
Consolidated Statement of Deficiency in
Stockholders' Equity for the Period
October 14, 1999 (Date of Inception) Through
December 31, 2003                                                       F-6
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003 and 2002, and the
Period October 14, 1999 (Date of Inception)
Through December 31, 2003                                               F-7
Notes to Consolidated Financial Statements                     F-8  to F-19

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI , LLP
                           CERTIFIED PUBLIC ACCOUNTANTS



                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Seawright Holdings, Inc.
(Formerly Pre-Settlement Funding Corporation)
Alexandria, VA


     We have audited the accompanying consolidated balance sheets of Seawright Holdings Inc. (formerly Pre-Settlement Funding Corporation) and subsidiary, a development stage company, (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended and the period October 14, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seawright Holdings Inc. and subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended, and for the period October 14, 1999 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


\s\ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
    Russell Bedford Stefanou Mirchandani LLP
    Certified Public Accountants
    McLean, Virginia
    March 8, 2004

                           SEAWRIGHT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2003 AND 2002

                                                         2003        2002

ASSETS

CURRENT ASSETS:
 Cash and cash equivalent                                $        -  $      18
 Loans receivable                                                 -      3,228
 Prepaid expenses and other                                       -         43
 Total current assets                                             -      3,289

Property and equipment (Note B):
Land                                                      1,000,000          -
Building improvement                                          6,780          -
Total property and equipment                              1,006,780          -

Other assets:
Discontinued operations, claimed
receivable, net of allowance of $0                            6,000      8,000

Total Assets                                              1,012,780     11,289

            LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Cash disbursed in excess of available funds                  24,688          -
Accounts payable and accrued liabilities                    148,547    866,914
Note payable, current portion (Note C)                      415,000          -
Shareholder advances  (Note G)                              121,936     28,889
Total current liabilities                                   710,171    895,803

Note payable, long-term portion (Note C)                    400,000          -

COMMITMENTS AND CONTINGENCIES (Note J)                            -          -

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note E)
Preferred stock, par value $.001
per share; 100,000 shares authorized:
Series A Convertible Preferred
stock, par value $.001 per share;
60,000 shares authorized; 55,000
shares and none issued and
outstanding at December 31, 2003
and December 31, 2002, respectively.                            55           -
 Common stock, par value $.001
per share; 19,900,000 shares
authorized; 5,368,000 shares
issued and outstanding at
December 31, 2003 and December
31, 2002                                                     5,368       5,368
Additional paid-in-capital                                 463,873     183,652
Accumulated deficit during development stage              (566,688) (1,073,534)
(Deficiency in) stockholders' equity                       (97,392)   (884,514)
Total liabilities and (deficiency in) stockholders'
equity                                                   1,012,780      11,289

See accompanying notes to consolidated financial statements.

                                SEAWRIGHT HOLDINGS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  For the period from
                                                                                    October 14, 1999
                                                                                  (date of inception)
                                                                                       through
                                                          2003         2002         December 31, 2003
Costs and expenses:
 Selling, general and administrative                     $   224,604   $   366,826     $      1,315,909
 Depreciation                                                      -             -                    -
Total operating expense                                      224,604       366,826            1,315,909

Loss from operations                                        (224,604)     (366,826)          (1,315,909)

Extinguishment of debt (Note D)                              747,103             -              747,103
Interest income (expenses)                                  (17,278)            12              (14,783)

Income (loss) from continuing operations,
before income taxes and discontinued operations             505,221       (366,814)            (583,589)

Provision for income tax                                          -              -                    -

Income (loss) from continuing operations, before
discontinued operations                                     505,221       (366,814)            (583,589)

Income from discontinued operations (Note A)                  1,625          9,226               16,901

Net income (loss)                                           506,846       (357,588)            (566,688)

Earnings (losses) per common share (basic and
assuming dilution) (Note H)                                    0.10          (0.07)
Continuing operations                                          0.10          (0.07)
Discontinued operations                                        0.00           0.00

Weighted average common shares outstanding                5,368,000      5,368,000


See accompanying notes to consolidated financial statements.

                                  SEAWRIGHT HOLDINGS, INC.
                        (FORMERLY PRE-SETTLEMENT FUNDING CORPORATION)
                                (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD OCTOBER 14, 1999 (Date of Inception) TO DECEMBER 31, 2003



                            Preferred  Preferred Shares  Common       Common         Additional   Deficit
                            Shares        Amount        Shares    Shares Amount      Paid In    Accumulated
                                                                                      Capital      during
                                                                                                Development
                                                                                                   Stage      Total
Net loss                           -   $         -            -    $        -        $      -   $ (1,291)  $    (1,291)
Balance at
December 31, 1999                  -             -            -             -               -     (1,291)       (1,291)
Common stock issued on
September 30, 2000 in
exchange for convertible debt
at $.50 per share                  -             -       78,000            78          38,922          -       39,000
Common stock issued on
November 27, 2000 in
exchange for convertible
debt at $.50 per share             -             -       26,000            26          12,974          -       13,000
Net loss at
December 31, 2000                  -             -            -             -               -   (157,734)    (157,734)
Balance at
December 31, 2000                  -             -      104,000           104          51,896   (159,025)    (107,025)
Common stock issued on
January 1, 2001 in
exchange for
convertible debt at
$ .50 per share                    -             -      174,000           174          86,826          -      87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share                   -             -    5,000,000          5,000              20          -       5,020
Common stock issued on
January 2, 2001 in
exchange for services at
$.50 per share                     -             -     90,000               90          44,910          -      45,000
Net Loss at
December 31, 2001                  -             -          -                -               -   (556,921)   (556,921)
Balance at
December 31, 2001                  -             -  5,368,000            5,368         183,652   (715,946)   (526,926)
Net Loss at
December 31,2002                   -             -          -                -               -   (357,588)   (357,588)
Balance at
December 31,2002                   -             -  5,368,000            5,368         183,652 (1,073,534)   (884,514)
Stock options issued in
exchange for services
(Note F)                           -             -          -                -           5,276          -       5,276
Preferred stock
issued in
exchange for cash at
$5 per share (Note E)         55,000            55          -                -         274,945         -      275,000
Net loss at
December 31, 2003                  -             -          -                -               -   506,846      506,846
Balance at
December 31, 2003             55,000           55   5,368,000            5,368         463,873  (566,688)     (97,392)


See accompanying notes to consolidated financial statements.

                             SEAWRIGHT HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the period from
                                                                                    October 14, 1999
                                                                                  (date of inception)
                                                         For the year ended              through
                                                            December 31            December 31, 2003
                                                         2003          2002
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period from
continuing operations                                    $    505,221  $   (366,814)   $      (583,589)
Adjustments to reconcile net
loss to net cash used for operating activities:
Income from discontinued operations                             1,625         9,226             16,901
Extinguishment of debt (Note D)                              (747,103)            -           (747,103)
Common stock issued to founders (Note E)                            -             -              5,020
Common stock issued in exchange
for services rendered (Note E)                                      -             -             45,000
Stock options issued in
exchange for services rendered (Note F)                         5,276             -              5,276
Changes in assets and liabilities:
Loans receivable                                                3,228        11,871                  -
Claims receivable                                               2,000        (1,755)            (6,000)
Prepaid expenses and other                                         43             -                  -
Cash disbursed in excess of available fund                     24,688             -             24,688
Accounts payable and accrued liabilities                       28,736       333,823            895,650
NET CASH (USED IN) OPERATING ACTIVITIES                      (176,286)      (13,649)          (344,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (306,780)            -           (306,780)
NET CASH (USED IN) INVESTING ACTIVITIES                      (306,780)            -           (306,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital notes, net                        -             -            139,000
Proceeds from notes payable (Note C)                          115,000             -            115,000
Proceeds from issuance of preferred stock,
net of costs and fees (Note E)                                275,000             -            275,000
Proceeds from shareholder advances,
net of repayments                                              93,048        12,664            121,937
NET CASH PROVIDED BY FINANCING ACTIVITIES                     483,048        12,664            650,937

NET (DECREASE) IN CASH AND EQUIVALENTS                            (18)         (985)                 -
Cash and cash equivalents at the beginning of the period           18         1,003                  -
Cash and cash equivalents at the end of the period                  -            18                  -

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                            -             -                   -
Income taxes paid                                                   -             -                   -
Notes payable issued in connection with
acquisition of land (Note B)                                  700,000             -             700,000
Common stock issued to founders (Note E)                            -             -               5,020
Common stock issued for services (Note E)                           -             -              45,000
Stock options issued in exchange for services
rendered (Note F)                                               5,276             -              5,276


See accompanying notes to consolidated financial statements.

                                SEAWRIGHT HOLDINGS, INC.
                     (FORMERLY PRE-SETTLEMENT FUNDING CORPORATION)
                             (A Development Stage Company)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2003 and 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Seawright Holdings, Inc., formerly Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to development of spring water bottling and distribution business. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $566,688.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC.
Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

As a result of the Company's acquisition of real property and improvements in October 2003 (see Note B), the Company restructured its operations to focus on the development of the spring water bottling and distribution business. This restructuring included the discontinuance of financing plaintiffs who are involved in personal injury claims. Accordingly, the Company's plaintiff's financing business segment is accounted for as a discontinued operation, and the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The Company has not allocated any previously incurred corporate overhead and selling, general and administrative expenses to the discontinued operation.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the following periods were:



                                                                                  For the period from
                                                                                    October 14, 1999
                                                                                  (date of inception)
                                                         For the year ended              through
                                                            December 31            December 31, 2003
                                                         2003          2002

Revenues                                                $    1,625     $  9,226        $      16,901
Net income before income taxes                               1,625        9,226               16,901
Provision for income taxes                                       -            -                    -
Net  income from discontinued operations                     1,625        9,226               16,901


Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company has recognized no revenues from continuing operations during the years ended December 31, 2003 and 2002.

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

Cash and Cash Equivalents

The Company maintains a cash balance in a non -interest-bearing account that currently does not exceed federally insured limits. For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2003 and 2002.

Property and Equipment

Property and Equipments are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. The Company acquired $1,000,000 of land (see Note B) and $6,780 of building improvement in December 2003. The building improvement will be depreciated using the straight-line method over 10 years, starting January 2004.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $500 and $1,412 during the year ended December 31, 2003 and 2002, respectively.

Impairment of Long Lives Assets

The Company has adopted Statement of Financial Accounting Standards No.144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted , based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123." This statement amends SFAS No.123, "Accounting for Stock based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and 2002 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note F):

                                        F-10

                                                    2003           2002

Net income (loss) - as reported                    $  506,846  $    (357,588)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                        -              -
Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                      -              -
Net income (loss) - Pro Forma                         506,846       (357,588)
Net income (loss) attributable to
common stockholders - Pro forma                       506,846       (357,588)
Basic (and assuming dilution) earning
(loss) per share - as reported                           0.10          (0.07)
Basic (and assuming dilution) earning
(loss) per share - Pro forma                             0.10          (0.07)

Earning (Loss) per share

Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No.128") Earnings per share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income taxes ("SFAS 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non -current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non current depending on the periods in which the temporary differences are expected to reverse.

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

Liquidity

The Company is in the development stage and its efforts have been principally devoted to developing spring water bottling and distribution business, and previously, a litigation funding business, which advance funds to personal injury plaintiffs in exchange for a portion of their claims. To date, the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company has incurred a net income of $506,846 during the year ended December 31, 2003 and a net loss of $357,588 during the year ended December 31, 2002. The Company's current liabilities exceeded its current assets by $710,171 and $892,514 as of December 31, 2003 and 2002,
respectively. For the period from inception through December 31, 2003, the Company has accumulated losses of $566,688. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB Interpretation Number 46 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B- PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable (See Note C). The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties water resources.

The purchase of land and improvements were accounted for in accordance with SFAS No. 141 and accordingly the operating results of the business has been included in the Company's financial statements since the date of purchase and inception of operations.

Major classes of property and equipment at December 31, 2003 and 2002 consist of the followings:

                                                2003        2002

Land                                           $1,000,000  $         -
Building improvements                               6,780            -

                                                1,006,780            -
Less: Accumulated Depreciation                         (-)           -
Net Property and Equipment                      1,006,780            -

Depreciation expense was $0 for the years ended December 31, 2003 and 2002, respectively.

NOTE C- NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 are as follows:

                                                  2003        2002
6 % note payable, principal and
accrued interest payable every six
months starting the sixth month
anniversary; personally guaranteed by
the Company's president and principal
shareholder. Principal of $100,000 is
due after the first sixth month from
October 2003, $200,000 is due on the
first anniversary date, 162,500 is
due on the third anniversary, and
$237,500 is due on the fifth anniversary.       $   700,000  $        -

10 % note payable to a related party,
principal and accrued interest
payable on or before October 2004; unsecured.        50,000           -

10 % note payable to shareholder,
principal and accrued interest
payable on or before October 2004; unsecured.        65,000           -

                                                    815,000           -
Less: current portion                              (415,000)          -
Note payable - long term                            400,000           -

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

            Year        Amount

            2004        $    415,000
            2005
            2006             162,500
            2007
  2008 and after             237,500

                        $    815,000

NOTE D - EXTINGUISHMENT OF DEBT

During the year ended December 31, 2003, the Company was legally released from its obligation to a former employee and several creditors for unpaid accrued salaries and liabilities of $747,103. The Company recognized $747,103 of other income in connection with the extinguishment of the debt.

NOTE E - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of December 31, 2003, the Company has 55,000 shares of Series A Convertible Preferred Stock issued and outstanding.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003 and 2002, there are 5,368,000 shares of common stock issued and outstanding.

In March 2000, the Company issued $ 124,000 of notes payable convertible into common stock at a price equal to $.50 per share. As of December 31, 2000, the holders of the notes payable elected to convert $52,000 of the notes, net of costs, in exchange for 104,000 shares of the Company's common stock.

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

During the year ended December 31, 2003, the Company authorized the issuance of 60,000 shares of newly designated Series A Convertible Preferred stock, with a par value of $0.001 per share. As of December 31, 2003 the Company issued 55,000 shares of the Series A Convertible Preferred stock in exchange for $275,000.

The Series A Convertible Preferred shares are convertible into the Company's common stock at the option of the holder at a ratio of ten
(10) shares of common stock for each share of preferred stock if converted before the first anniversary of the original issue date and at a ratio of five (5) shares of common stock for each share of preferred stock if conversion is made after the first anniversary but before the second anniversary. The preferred shares may be redeemed for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The Preferred Shareholders shall be entitled to cumulative dividends when, as and if declared by the Company's Board of Directors at a per share rate of 10% per annum of the original issue price. At the option of the preferred shareholders, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of the Company's common stock upon conversion of the preferred shares to common shares.

NOTE F - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.



                                Options Outstanding                                Options Exercisable
                                            Weighted Average
                                              Remaining                                         Weighted
Exercise      Number                        Contractual Life   Weighed Average    Number         Average
Prices      Outstanding                         (Years)        Exercise Price   Exercisable  Exercise Price
             (C)
$  1.25      1,500,000                            1.00           $    1.25      1,500,000     $    1.25
$  0.56        837,500                            3.00           $    0.56        837,500     $    0.56
             2,337,500                                           $    1.00      2,337,500     $    1.00



Transactions involving options issued to employees and consultants summarized as follows:



                                                           Number of Shares        Weighted Average
                                                                                    Price Per Share
Outstanding at January 1, 2002                                3,020,000               $       1.25
   Granted                                                            -                          -
   Exercised                                                          -                          -
   Canceled or expired                                       (1,500,000)                         -
Outstanding at December 31, 2002                              1,520,000                       1.25
   Granted                                                      837,500                       0.56
   Exercised                                                          -                          -
   Canceled or expired                                          (20,000)                         -
Outstanding at December 31, 2003                              2,337,500               $       1.00


The estimated value of the options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 2.65%, a dividend yield of 0% and volatility of 60%. The amount of the expense charged to operations in connection with granting the options was $5,276 during the year ended December 31, 2003.

NOTE G - RELATED PARTY TRANSACTIONS

In addition to notes payable to shareholder and an entity controlled by the Company's shareholder. A principal shareholder of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due to the shareholder at December 31, 2003 and 2002 was $121,936 and $28,889 respectively.

During the year ended December 31, 2003, one of the Company's former officers legally released the Company's obligation for all unpaid salaries (see Note D). Included in accounts payable and accrued liabilities are $90,000 and $350,000 at December 31, 2003 and 2002, respectively for unpaid salaries for officers of the Company.

NOTE H - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year.

                                                    2003        2002

Income (Loss) Available to Common Shareholders $ 506,846 $ (357,588) Basic and Fully Diluted Earning (Loss) Per Share-
continuing operations                                    0.10         (0.07)
Basic and Fully Diluted earning (Loss) Per Share-
discontinued operations                                  0.00         (0.00)
Weighted Average Common Shares Outstanding          5,368,000     5,368,000

NOTE I - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $566,000, which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $192,000.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

Non Current:

Net operating loss carryforward                        $        192,000
Valuation allowance                                            (192,000)
Net deferred tax asset                                                -

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Alexandria, Virginia on a month-to-month basis. Rental expense for the years ended December 31, 2003 and 2002 was $1,620 and $5,111, respectively and was charged to operations in the period incurred.

Employment and Consulting Agreements

The Company has an employment agreement with the Company's Chief
Executive Officer/President. In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide web development and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE K - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company incurred losses from operations of $566,688. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                       SEAWRIGHT HOLDINGS INCORPORATED

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:



Dated: March 29, 2004                  /s/Joel Sens
                                       Joel Sens
                                       President/CEO/Director



                                  CERTIFICATION

I, Joel Sens, certify that:

1.   I have reviewed this report on Form 10-KSB of Seawright
Holdings, Inc.;

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

Date:  March 23, 2004

 /s/ Joel Sens
Joel Sens, President, Treasurer, Secretary and Director


Exhibit 23.1

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


TO: Seawright Holdings, Incorporated

As independent certified public accountants, we hereby consent to the incorporation by reference in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Seawright Holdings, Incorporated (formerly Pre Settlement Funding Corporation) for the year ended December 31, 2002 of our report dated May 19, 2003 which includes an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern, and contained in the Registration Statement No. 333-111761 of Seawright Holdings, Incorporated Form S-8 under the Securities Act of 1933 insofar as such report relates to the financial statements of Seawright Holdings, Incorporated for the year ended December 31, 2002.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
      Russell Bedford Stefanou Mirchandani LLP



McLean, Virginia
March 28, 2004


Exhibit 32.1

In connection with the Annual Report of Seawright Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Sens, President and Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.


By: /s/  Joel Sens
Joel Sens, President and Treasurer