Form 10QSB
period 2004-03-31
SEAWRIGHT HOLDINGS INC
filed 2004-05-17
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 333-56848

                         SEAWRIGHT HOLDINGS, INC.
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

     Indicate by check mark whether the Company (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,368,000 shares of its common stock outstanding as of May 14, 2004.

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

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


Index to Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2004 and
December 31, 2003

Condensed Consolidated Statements of Losses for the three months
March 31, 2004 and 2003 and the Period October 14, 1999
(Date of Inception) Through March 31, 2004

Condensed Consolidated Statement of Deficiency in Stockholders'
Equity for the Period October 14, 1999
(Date of Inception) Through March 31, 2004

Condensed Consolidated Statements of Cash Flows for the three months March 31, 2004 and 2003 and the Period
October 14, 1999 (Date of Inception) Through
March 31, 2004

Notes to Unaudited Condensed Consolidated Financial Information


                      SEAWRIGHT HOLDINGS, INC.
                    (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)      (Audited)
                                             March 31, 2004  December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents                    $    10,438       $          -
   Total current assets                           10,438                  -

Property  and Equipment:
   Land                                        1,000,000          1,000,000
   Building improvements                           6,780              6,780
                                               1,006,780          1,006,780
Other  Assets:
Discontinued operations, claimed
receivable , net of $0 allowance                   6,000              6,000

Total Assets                                   1,023,218          1,012,780

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
  Cash disbursed in excess of available funds          -             24,688
  Accounts payable and accrued liabilities       170,308            148,548
  Notes Payable, current portion                 415,000            415,000
  Advances from shareholder                      198,695            121,936
     Total current liabilities                   784,003            710,172

Long Term Liabilities:
Note payable, long term portion                  400,000            400,000

Total Liabilities                              1,184,003          1,110,172

Commitments and Contingencies                          -                  -

Deficiency in Stockholders' Equity
Preferred stock, par value, $.001
per share; 100,000 shares authorized:
Series A Convertible Preferred
stock , par value$.001 per share,
60,000 authorized; 55,000 issued
and outstanding at March 31, 2004
and December 31, 2003                                55                  55
Common stock, par value, $.001
per share; 19,900,000 shares
authorized; 5,368,000 shares
issued and outstanding at March
31, 2004 and December 31, 2003                    5,368               5,368
  Additional paid-in-capital                    463,873             463,873
  Deficit accumulated during
development stage                              (630,081)           (566,688)
  Deficiency in stockholder's equity           (160,785)            (97,392)

Total Liabilities and Deficiency
in Stockholders' Equity                       1,023,218           1,012,780

See accompanying notes to unaudited condensed consolidated financial information


                             SEAWRIGHT HOLDINGS, INC.
                           (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                     (UNAUDITED)



                                 For The Three Months Ended March 31,       For The period October 14, 1999
                                                                             (Date of Inception) through
                                        2004           2003                          March 31, 2004
Revenues:                            $        -     $         -                      $         -

Costs and expenses:
Selling, general and administrative      46,390          49,650                       1,362,299
  Total costs and expenses               46,390          49,650                       1,362,299

Loss from operations                    (46,390)        (49,650)                    (1,362,299)

Other income (expenses):
Extinguishment of debt                        -               -                        747,103
Interest expense                        (17,003)              -                       (31,786)
Total other income (expenses)           (17,003)              -                       715,317

Loss from continuing operations, before
income taxes and discontinued
operations                              (63,393)        (49,650)                     (646,982)

Provision for income taxes                    -               -                             -

Net loss from continuing operations,
before discontinued operations          (63,393)        (49,650)                     (646,982)

Net income from discontinued
operations                                    -           1,125                        16,901

Net loss                                (63,393)        (48,525)                     (630,081)

Loss per common share (basic and assuming
dilution)                                 (0.01)          (0.01)
Weighted average shares outstanding
  Basic and assuming diluted          5,368,000       5,368,000


See accompanying notes to unaudited condensed consolidated financial information


                               SEAWRIGHT HOLDINGS, INC.
                             (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004


                            Preferred  Preferred Shares  Common       Common         Additional   Deficit
                            Shares        Amount        Shares    Shares Amount      Paid In    Accumulated
                                                                                      Capital      during
                                                                                                Development
                                                                                                   Stage      Total
Net loss                           -   $         -            -    $        -        $      -   $ (1,291)  $    (1,291)
Balance at
December 31, 1999                  -             -            -             -               -     (1,291)       (1,291)
Common stock issued on
September 30, 2000 in
exchange for convertible debt
at $.50 per share                  -             -       78,000            78          38,922          -       39,000
Common stock issued on
November 27, 2000 in
exchange for convertible
debt at $.50 per share             -             -       26,000            26          12,974          -       13,000
Net loss at
December 31, 2000                  -             -            -             -               -   (157,734)    (157,734)
Balance at
December 31, 2000                  -             -      104,000           104          51,896   (159,025)    (107,025)
Common stock issued on
January 1, 2001 in
exchange for
convertible debt at
$ .50 per share                    -             -      174,000           174          86,826          -      87,000
Common stock issued on
January 2, 2001 to
founders in exchange
for services valued at
$ .001 per share                   -             -    5,000,000          5,000              20          -       5,020
Common stock issued on
January 2, 2001 in
exchange for services at
$.50 per share                     -             -     90,000               90          44,910          -      45,000
Net Loss at
December 31, 2001                  -             -          -                -               -   (556,921)   (556,921)
Balance at
December 31, 2001                  -             -  5,368,000            5,368         183,652   (715,946)   (526,926)
Net Loss at
December 31,2002                   -             -          -                -               -   (357,588)   (357,588)
Balance at
December 31,2002                   -             -  5,368,000            5,368         183,652 (1,073,534)   (884,514)
Stock options issued in
exchange for services
(Note F)                           -             -          -                -           5,276          -       5,276
Preferred stock
issued in
exchange for cash at
$5 per share (Note E)         55,000            55          -                -         274,945         -      275,000
Net loss at
December 31, 2003                  -             -          -                -               -   506,846      506,846
Balance at
December 31, 2003             55,000           55   5,368,000            5,368         463,873  (566,688)     (97,392)
Net loss                           -            -           -                -               -   (63,393)     (63,393)
Balance at
March 31, 2004                55,000           55   5,368,000            5,368         463,873   (630,081)   (160,785)


See accompanying notes to unaudited condensed consolidated financial information


                       SEAWRIGHT HOLDINGS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 For The Three Months Ended March 31,       For The period October 14, 1999
                                                                             (Date of Inception) through
                                        2004           2003                          March 31, 2004

INCREASE (DECREASE) IN CASH
AND EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period from
continuing operations               $   (63,393)    $    (49,650)                   $         (646,982)
Adjustments to reconcile net
loss to net cash used for
operating activities:
Income from discontinued
operations                                    -            1,125                                16,901
Extinguishment of debt                        -                -                              (747,103)
Common stock issued to founders               -                -                                 5,020
Common stock issued in
exchange for services rendered                -                -                                45,000
Stock options issued in
exchange for services rendered                -                -                                 5,276
Changes in assets and liabilities:
Loans receivable                              -                -                                     -
Claims receivable                             -                -                                (6,000)
Prepaid expenses and other                    -            1,500                                     -
Cash disbursed in excess of
available fund                          (24,689)               -                                     -
Accounts payable and accrued
liabilities                              21,761           45,622                               917,411
NET CASH (USED IN) OPERATING
ACTIVITIES                              (66,321)          (1,403)                             (410,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          -                -                            (1,006,780)
NET CASH (USED IN) INVESTING ACTIVITIES       -                -                            (1,006,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
capital notes, net                            -                -                               139,000
Proceeds from notes payable                   -                -                               815,000
Proceeds from issuance of
preferred stock, net of
costs and fees                                -                -                               275,000
Proceeds from shareholder
advances, net of repayments              76,759            1,400                               198,695
NET CASH PROVIDED BY
FINANCING ACTIVITIES                     76,759            1,400                             1,427,695

NET (DECREASE) IN CASH AND
EQUIVALENTS                              10,438               (3)                               10,438
Cash and cash equivalents at
the beginning of the period                   -               18                                     -

Cash and cash equivalents at
the end of the period                    10,438               15                                10,438

Supplemental Disclosures of
Cash Flow Information
Cash paid during the period
for interest                                  -                -                                     -
Income taxes paid                             -                -                                     -
Common stock issued to
founders                                      -                -                                 5,020
Common stock issued for
services                                      -                -                                45,000
Stock options issued in
exchange for services rendered                -                -                                 5,276


See accompanying notes to unaudited condensed consolidated financial information


                            SEAWRIGHT HOLDINGS, INC.
                           (A Development Stage Company)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  MARCH 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-months period ended March 31, 2004, are not necessarily indicative of the results that may expected for the year ending December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

Business and Basis of Presentation

Seawright Holdings, Inc., formerly Pre-Settlement Funding Corporation ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to development of spring water bottling and distribution business. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004, the Company has accumulated losses of $630,081.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs
LLC. Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

As a result of the Company's acquisition of real property and improvements in October 2003, the Company restructured its operations to focus on the development of the spring water bottling and distribution business. This restructuring included the discontinuance of financing plaintiffs who are involved in personal injury claims. Accordingly, the Company's plaintiff's financing business segment is accounted for as a discontinued operation, and the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The Company has not allocated any previously incurred corporate overhead and selling, general and administrative expenses to the discontinued operation.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations.
Prior years have been restated. Operating results for the discontinued operations for the following periods were:



                                 For The Three Months Ended March 31,       For The period October 14, 1999
                                                                             (Date of Inception) through
                                        2004           2003                          March 31, 2004
Revenues                          $        -        $  1,125                         $      16,901
Net income before income taxes             -           1,125                                16,901
Provision for income taxes                 -               -                                     -
Net  income from
discontinued operations                    -           1,125                                16,901
        y


Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123." This statement amends SFAS No.123, "Accounting for Stock based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:



                                                         For The Three Months Ended March 31,
                                                              2004           2003
Net income (loss) - as reported                           $     (63,393)     $        (48,525)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                                  -                     -
Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                                -                     -
Net income (loss) - Pro Forma                                   (63,393)              (48,525)
Net income (loss) attributable to
common stockholders - Pro forma                                 (63,393)              (48,525)
Basic (and assuming dilution) earning
(loss) per share - as reported                                    (0.01)                (0.01)
Basic (and assuming dilution) earning
(loss) per share - Pro forma                                      (0.01)                (0.01)

NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2004 and December 31, 2003, the Company has 55,000 shares of Series A Convertible Preferred Stock issued and outstanding.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, there are 5,368,000 shares of common stock issued and outstanding.

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

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.


                                Options Outstanding                                Options Exercisable
                                            Weighted Average
                                              Remaining                                         Weighted
Exercise      Number                        Contractual Life   Weighed Average    Number         Average
Prices      Outstanding                         (Years)        Exercise Price   Exercisable  Exercise Price
             (C)
$  1.25     1,500,000                              0.75           $    1.25     1,500,000     $    1.25
$  0.56       837,500                              2.75                0.56       837,500          0.56
            2,337,500                                             $    1.00     2,337,500          1.00

Transactions involving options issued to employees and consultants summarized as follows:

                                        Number of Shares     Weighted Average
                                                             Price Per Share

Outstanding at January 1, 2002            3,020,000              $       1.25
   Granted                                        -                         -
   Exercised                                      -                         -
   Canceled or expired                   (1,500,000)                        -
Outstanding at December 31, 2002          1,520,000                      1.25
   Granted                                  837,500                      0.56
   Exercised                                      -                         -
   Canceled or expired                      (20,000)                        -
Outstanding at December 31, 2003          2,337,500                      1.00
   Granted                                        -                         -
   Exercised                                      -                         -
   Canceled or expired                            -                         -
Outstanding at March 31, 2004             2,337,500                      1.00

The estimated value of the options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 2.65%, a dividend yield of 0% and volatility of 60%. The amount of the expense charged to operations in connection with granting the options was $5,276 during the year ended December 31, 2003. There were no stock options granted during the period ended March 31, 2004.

NOTE D- PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties water resources.

The purchase of land and improvements were accounted for in accordance with SFAS No. 141 and accordingly the operating results of the business has been included in the Company's financial statements since the date of purchase and inception of operations.

Major classes of property and equipment at March 31, 2004 and December 31, 2003 consist of the followings:

                                        March 31, 2004      December 31, 2003
Land                                     $   1,000,000       $   1,000,000
Building improvements                            6,780               6,780
                                             1,006,780           1,006,780
Less: Accumulated Depreciation                      (-)                 (-)
Net Property and Equipment                   1,006,780           1,006,780

Building improvement represents preparations for the enhancement of the facilities at the spring site. The Company has not starting depreciation whilst improvements are under way.

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

Plan of Operation

In the previous year ended December 31, 2003 we entered a business involving the sale of bulk spring water. We purchased a property with a suitable source of water for the sum of $1 million. We are still in the development stage and have yet to recognize any income from this business line. We are currently identifying customers and plan to begin selling water in the next quarter.

We discontinued our previous operations involving funding of personal injury cases.

As part of our reorganization of our business and to better reflect our current activities and plan of operations, the company name was changed from Pre-Settlement Funding Corporation to Seawright Holdings, Inc.

Our business plan is to sell our spring water to other bottlers and we may enter into co-packing arrangements whereby other bottlers will bottle Seawright Springs under private labeling agreements with other retailers or distributors. Private label bottled water is Seawright Springs water bottled under another company's brand name.

We intend that selling to the private labeled bottled water market will allow us to sell our water without the expense of an advertising budget that is required to establish brand recognition and market identity.

In our initial operations, we will focus on bulk water sales. Bulk water sales are achieved by the arrival of a tanker at our spring site. The buyer loads the water at the spring site and takes it to the bottling and packaging facility used by the private label bottler. We are in the process installing a state of the art bulk water loading facility.

We currently do not have our own bottling and packaging facilities. Should we sell water under the Seawright label we will do so by using outside bottling and packaging facilities.
Currently there are no plans to build bottling and packaging facilities.

Comparison of Financial Results

Three Months Ended March 31, 2004 versus Three Months Ended
March 31, 2003

Revenues

No revenues have yet been generated from the Spring. We anticipate that we will begin making sales in the next quarter.

Costs and Expenses

From our inception through March 31, 2004, we have incurred expenses of $1,362,299, $747,103 of these expenses were accrued but legally released from the creditors in agreements during the year ended December 31, 2003. The expenses incurred were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement as well as the accrual of salary to our director. In the quarter ended March 31, 2004 operating expenses of $46,390 and interest expenses of $17,003 were incurred in connection with the establishment of our spring water business including consulting services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses. This compares with expenses of $49,650 recorded in the quarter to March 31, 2003 which were primarily administrative overhead costs.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $773,565. As a result of our operating losses from our inception through March 31, 2004, we generated a cash flow deficit of $410,477 from operating activities. We met our cash requirements during the three months ended March 31, 2004 through approximately $76,000 in advances from our principal shareholder. Our accounts payable and accrued liabilities of $170,000, is composed predominantly of liabilities to our consultants and vendors associated with the Spring, our accountants and lawyers, and accrued payroll, representing liabilities to our remaining employee.

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required if we are to grow alternative business interests and fund the transactions and business we have currently contracted for.

Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Series A Convertible Preferred Shares

In October 2003, 55,000 Series A Convertible Preferred shares were issued and proceeds of $275,000 received. In total 60,000 shares were dedicated for the Series A with a par value of $0.001 and sale price of $5 per share, of which 55,000 have been sold to date. The shares are convertible into common stock at the option of the holder at a ratio of 10 Common Shares for each preferred share if converted before the first anniversary of the original issue date and at a ratio of 5 Common Shares for each Preferred Share if conversion is made after the first anniversary but before the second anniversary. The preferred series may be redeemed for cash at the option of the company, any time after the first anniversary of the original issue date but before the second anniversary. The preferred shareholders shall be entitled to cumulative dividends when, as and if declared by the board at a per share rate of 10% per annum of the original issue price. At the option of the preference shareholder, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of Common Shares upon conversion of the Preferred Shares to Common Shares. In event of a liquidation of our company the Preferred Shares ranks higher than the Common Shares in determining the distribution of assets and surplus funds.

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

Number of Employees

As of March 31, 2004, we have one employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

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

Management of Growth

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations There can be no assurance that we will be able to achieve or manage any such growth .

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the Three month period ending March 31, 2004.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending March 31, 2004.

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

Seawright Holdings, Inc.
Formerly Pre-Settlement Funding Corp.

Dated: May 14, 2004                   By: /s/ Joel Sens, President

Exhibit No.                    Description

(1) Form of Amended Underwriting and Selling Agreement between Pre-Settlement Funding and Three Arrows Capital Corp. is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(3) (i) Amended and Restated Certificate of Incorporation is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(3) (ii) Amended and Restated Certificate of Incorporation of
        Pre-Settlement Funding Corporation, filed on Form 8-K as filed on October 24, 2004.*

(3) (iii) Certificate of Designation of Series A Convertible
        Preferred Shares of Seawright Holdings, Inc. filed on Form 8-K as filed on October 24, 2004.*

(3) (iv)Amended and Restated Bylaws is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(3) (v) Amended and Restated Bylaws of Seawright Holdings, Inc. filed on Form 8-K as filed on October 24, 2004.*

(4) (i) Amended Form of Subscription Agreement is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.*

(4) (ii)Form of 10% Convertible Note is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(4) (iii)Form of Registration Agreement relating to the 10%
        Convertible Notes is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(4) (iv)Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Joel P. Sens is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(4) (v) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Darryl Reed is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(4) (vi)Form of Common Stock Purchase Option relating to Exhibits 4
        (iv) and 4 (v) is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(4) (vii)Form of Amended Escrow Agreement by and between Pre-
        Settlement Funding Corporation, Three Arrows Capital Corp.
        and The Business Bank, is incorporated by reference to Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001.*

(9) Stockholder Agreement by and among Pre-Settlement Funding Corporation, Joel P. Sens and Darryl W. Reed, dated October 26, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(10) (i)Form of Purchase and Security Agreement is incorporated by reference to the Company's registration statement on Form
        SB-2 as filed with the SEC on March 9, 2001.*

(10) (ii)Employment Agreement between Pre-Settlement Funding
        Corporation and Darryl Reed dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(10) (iii)Employment Agreement between Pre-Settlement Funding
        Corporation and Joel Sens dated October 1, 2000 is incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(10) (iv)Letter by Typhoon Capital Consultants, LLC to Pre-Settlement Funding Corporation on December 11, 2001 withdrawing as a consultant to Pre-Settlement Funding Corporation and waiving all rights to any cash or equity compensation owed to it by Pre-Settlement Funding Corporation except for the fifty thousand (50,000) shares already issued to Typhoon Capital Consultants, LLC, is incorporated by reference to Post-Effective Amendment No. 5, filed on Form SB-2 on January 16, 2002.*

(10) (v)Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku is incorporated by reference to Post-Effective Amendment
        No. 1, filed on Form SB-2 on July 6, 2001.*

(10) (vi)Letter Agreement for consulting services dated August
        31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(10) (vii)Letter Agreement for consulting services dated June
        13, 2000 between Pre-Settlement Funding Corporation and Baker Technology, LLC s incorporated by reference to the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001.*

(10) (viii) Purchase and Sale Agreement By and Between Baker Seawright Corporation, Seller and Stafford Street Capital, LLC, filed on Form 8-K as filed on October 24, 2004.*

(10) (ix) Assignment of Contract pursuant to Purchase and Sale
        Agreement filed on Form 8-K as filed on October 24, 2004.*

(10) (x) Amendment to Purchase and Sale Agreement filed on Form 8-K as filed on October 24, 2004.*

(10) (xi) Resignation by Darryl Reed from his positions as President, Chief Executive Officer and Director filed on Form 8-K as filed on October 24, 2004.*

31.1    Certification pursuant of Chief Executive Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.

31.2    Certification pursuant of Chief Financial Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.

* Documents previously filed with the Securities and Exchange Commission


                                    CERTIFICATION

I, Joel Sens, certify that:

1.   I have reviewed this report on Form 10-QSB of Seawright
Holdings, Inc.;

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

Date:  May 14, 2004

 /s/ Joel Sens
Joel Sens, President, Treasurer, Secretary and Director