Form 10QSB
period 2004-06-30
SEAWRIGHT HOLDINGS INC
filed 2004-08-13
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 333-56848

                           SEAWRIGHT HOLDINGS, INC
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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 5,828,000 shares of its common stock outstanding as of June 30, 2004.

                                  TABLE OF CONTENTS

Part I - Financial Information

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

                   Index to Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2004 and December
31, 2003

Condensed Consolidated Statement of Losses
For The Three and Six Months Ended June 30, 2004 and 2003
and The Period October 14, 1999 (Date of Inception) Through June 30, 2004

Condensed Consolidated Statement of Deficiency in Stockholders' Equity For The Period October 14, 1999 (Date of Inception) Through June 30, 2004

Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2004 and 2003
and The Period October 14, 1999 (Date of Inception) Through June 30, 2004

Notes to Unaudited Condensed Consolidated Financial Information
June 30, 2004

                        SEAWRIGHT HOLDINGS, INC.
                      (A Development Stage Company)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)       (Audited)
                                           June 30, 2004    December 31, 2003
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalent                  $        411        $      -
 Total current assets                               411               -

Property and equipment:
 Land                                         1,000,000       1,000,000
 Equipment                                          583               -
 Building improvement                             6,780           6,780
 Total property and equipment                 1,007,363       1,006,780

 Other assets:
 Discontinued operations, claimed
receivable, net of allowance of $0                6,000           6,000

 Total Assets                                 1,013,774       1,012,780

           LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Cash disbursed in excess of
available funds                                       -          24,688
 Accounts payable and accrued liabilities       168,009         148,548
 Accrued dividend                                12,500               -
 Note payable, current portion                  315,000         415,000
 Shareholder advances                           213,753         121,936
 Total current liabilities                      709,262         710,172

 Note payable, long-term portion                400,000         400,000

COMMITMENTS AND CONTINGENCIES                         -               -

 (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001
per share; 100,000 shares authorized:
Series A preferred stock, 60,000
shares authorized, 50,000 and
55,000 shares issued and
outstanding at June 30, 2004 and
December 31, 2003, respectively.                    50               55
 Common stock, par value $.001
per share; 19,900,000 shares
authorized; 5,828,000 and
5,368,000 shares issued and
outstanding at June 30, 2004 and
December 31, 2003, respectively                  5,828            5,368
 Additional paid-in-capital                    605,918          463,873
 Accumulated deficit during
development stage                             (707,284)        (566,688)
 (Deficiency in) stockholders' equity          (95,488)         (97,392)
 Total liabilities and
(deficiency in) stockholders' equity         1,013,774        1,012,780

See accompanying notes to unaudited condensed consolidated financial information

                         SEAWRIGHT HOLDINGS, INC.
                       (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                (UNAUDITED)



<CAPTION)
                                      For the three months        For the six Months   October 14, 1999
                                         ended June 30,             ended June 30,   (date of inception)
                                                                                           through
                                                                                        June 30, 2004
                                      2004         2003           2004          2003
Costs and expenses:
 Selling, general and administrative $    59,489   $   14,725     $   105,879   $ 34,925   $   1,421,788
Total operating expense                   59,489       14,725         105,879     34,925       1,421,788

Loss from operations                     (59,489)     (14,725)       (105,879)   (34,925)     (1,421,788)

Other income (expenses):
Extinguishment of debt                         -            -               -          -         747,103
Interest income (expenses)              (17,714)            -         (34,717)         -         (49,500)
Total other income (expenses)           (17,714)            -         (34,717)         -         697,603

(Loss) from continuing
operations, before income taxes and
discontinued operations                 (77,203)      (14,725)       (140,596)   (34,925)       (724,185)

Provision for income tax                      -             -               -          -               -

(Loss) from continuing
operations, before discontinued
operations                              (77,203)      (14,725)       (140,596)   (34,925)       (724,185)

Income from discontinued
operations                                    -             -               -      1,125          16,901

Net (loss)                              (77,203)      (14,725)       (140,596)   (33,800)       (707,284)

Cumulative convertible
preferred stock dividend
requirements                            (12,500)            -         (12,500)         -         (12,500)

Net (loss) attributable to
common shareholders                     (89,703)      (14,725)       (153,096)   (33,800)       (719,784)

Losses per common
share (basic and
assuming dilution)                        (0.02)        (0.00)          (0.03)     (0.01)
Continuing operations                     (0.02)        (0.00)          (0.03)     (0.01)
Discontinued operations                       -             -               -       0.00

Weighted average common shares
outstanding                           5,724,652     5,368,000       5,580,308  5,368,000



See accompanying notes to unaudited condensed consolidated financial information

                         SEAWRIGHT HOLDINGS, INC.
                      (A Development Stage Company)
    CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004



                            Preferred   Preferred    Common    Common    Add'l    Deficit         Total
                             Shares      Shares      Shares    Shares    Paid In  Accumulated   Net loss
                                         Amount                Amount    Capital   during
                                                                                   Dev Stage
                                    -    $      -         -    $     -   $     -  $    (1,291)  $   (1,291)
Balance at
December 31, 1999                   -           -         -          -         -       (1,291)      (1,291)
Common stock issued on
September 30, 2000 in
exchange for convertible
debt at $.50 per share              -           -    78,000         78    38,922            -       39,000
Common stock issued on
November 27, 2000 in
exchange for convertible
debt at $.50 per share              -           -    26,000         26    12,974            -       13,000
Net loss                            -           -         -          -         -     (157,734)    (157,734)
Balance at

December 31, 2000                   -           -   104,000        104    51,896     (159,025)    (107,025)
Common stock issued on
January 1, 2001 in exchange
for convertible debt at
$.50 per share                      -           -   174,000        174    86,826            -       87,000
Common stock issued on
January 2, 2001 to founders
in exchange for services at
$ .001 per share                    -           - 5,000,000      5,000        20            -        5,020
Common stock issued on
January 2, 2001 in exchange
for services at $.50 per
share                               -           -    90,000         90    44,910            -       45,000
Net Loss                            -           -         -          -         -     (556,921)    (556,921)

Balance at
December 31, 2001                   -           - 5,368,000      5,368   183,652     (715,946)    (526,926)
Net Loss                            -           -         -          -         -     (357,588)    (357,588)

Balance at
December 31,2002                    -           - 5,368,000      5,368   183,652   (1,073,534)    (884,514)
Stock options issued in
exchange for services               -           -         -          -     5,276            -        5,276
Preferred stock issued in
exchange for cash at $5 per
share                          55,000          55         -          -   274,945            -      275,000
Net income                          -           -         -          -         -      506,846      506,846

Balance at
December 31, 2003              55,000          55  5,368,000     5,368   463,873     (566,688)    (97,392)
Common stock issued
on April 8, 2004 in
exchange for stock
options exercised at
$.5625 per share                    -           -    160,000       160    89,840            -      90,000
Preferred stock
canceled in
exchange for stock options
exercised                      (5,000)         (5)         -         -  (24,995)            -     (25,000)
Common stock issued on
April 8, 2004 in exchange
for cash at $.30 per share,
net of costs and fees               -           -    300,000       300   89,700             -      90,000
Preferred stock dividend
Accrual                             -           -          -         -  (12,500)            -     (12,500)
Net loss                            -           -          -         -        -      (140,596)   (140,596)

Balance at
June 30, 2004                  50,000          50  5,828,000     5,828  605,918      (707,284)    (95,488)



See accompanying notes to unaudited condensed consolidated financial information


                             SEAWRIGHT HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the six months       For the period from
                                                            ended June 30,          October 19, 1999
                                                                                    (date of inception)
                                                                                         through
                                                          2004          2003           June 30, 2004
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period from
continuing operations                                    $   (140,596)  $   (34,925)     $    (724,185)

Adjustments to reconcile net
loss to net cash used for
operating activities:
Income from discontinued operations                                 -         1,125             16,901
Extinguishment of debt                                              -             -           (747,103)
Common stock issued to founders                                     -             -              5,020
Common stock issued in
exchange for services rendered                                      -             -             45,000
Stock options issued in
exchange for services rendered                                      -             -              5,276
Common stock issued in
exchange for financing costs                                    1,500             -              1,500

Changes in assets and liabilities:
Claims receivable                                                   -             -             (6,000)
Cash disbursed in excess of available fund                    (24,688)            -                  -
Accounts payable and accrued liabilities                       19,461       (32,535)           915,111

NET CASH (USED IN) OPERATING ACTIVITIES                      (144,323)      (66,335)          (488,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (100,583)            -           (407,363)

NET CASH (USED IN) INVESTING ACTIVITIES                      (100,583)            -           (407,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital notes, net                        -             -            139,000
Proceeds from notes payable                                         -             -            115,000
Proceeds from issuance of
common stock, net of costs and fees                           153,500             -            153,500
Proceeds from issuance of
preferred stock, net of costs and fees                              -             -            275,000
Proceeds from shareholder advances,
net of repayments                                              91,817        66,347            213,754

NET CASH PROVIDED BY FINANCING ACTIVITIES                     245,317        66,347            896,254

NET (DECREASE) IN CASH AND EQUIVALENTS                            411            12                411
Cash and cash equivalents at
the beginning of the period                                         -            18                  -
Cash and cash equivalents at
the end of the period                                             411            30                411

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                            -             -                  -
Income taxes paid                                                   -             -                  -
Notes payable issued in
connection with acquisition of land                                 -             -            700,000
Repayment of notes payable
issued in connection with
acquisition of land                                          (100,000)            -           (100,000)
Common stock issued to founders                                     -             -              5,020
Common stock issued for services                                    -             -             45,000
Stock options issued in
exchange for services rendered                                      -             -              5,276
Preferred stock canceled in
connection with purchase of
common stock                                                   25,000             -             25,000



See accompanying notes to unaudited condensed consolidated financial information

                          SEAWRIGHT HOLDINGS, INC.
                        (A Development Stage Company)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                JUNE 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-months period ended June 30, 2004, are not necessarily indicative of the results that may expected for the year ending December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to development of spring water bottling and distribution business. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004, the Company has accumulated losses of $707,284.

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

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the following periods were:



<CAPTION)
                                      For the three months        For the six Months   October 14, 1999
                                         ended June 30,             ended June 30,   (date of inception)
                                                                                           through
                                                                                        June 30, 2004
                                      2004         2003           2004          2003

Revenues                             $       -     $       -      $       -     $  1,125   $   16,901
Net income before income taxes               -             -              -        1,125       16,901
Provision for income taxes                   -             -              -            -            -
Net  income from
discontinued operations                      -             -              -        1,125       16,901


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:



<CAPTION)
                                                For the three months        For the six Months
                                                   ended June 30,             ended June 30,
                                                2004         2003           2004          2003
Net income (loss) - as reported                $  (77,203)   $  (14,725)    $  (140,596)  $  (33,800)
Add: Total stock based employee
compensation expense as reported
under intrinsic value method (APB. No. 25)              -             -               -            -
Deduct: Total stock based employee
compensation expense as reported
under fair value based method (SFAS No. 123)            -             -               -            -
Net income (loss) - Pro Forma                     (77,203)      (14,725)       (140,596)     (33,800)
Net income (loss) attributable to
common stockholders - Pro forma                   (89,703)      (14,725)       (153,096)     (33,800)
Basic (and assuming dilution) earning
(loss) per share - as reported                      (0.02)        (0.00)          (0.03)       (0.01)
Basic (and assuming dilution) earning
(loss) per share - Pro forma                        (0.02)        (0.00)          (0.03)       (0.01)



NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2004 and December 31, 2003, the Company has 50,000 and 55,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, there are 5,828,000 and5,368,000 shares of common stock issued and outstanding, respectively.

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

In January 2001, the Company issued 5,000,000 shares of its common stock to the Company's Founders in exchange for services provided to the Company from its inception. The Company valued the shares issued at $.001 per share, which approximated the fair value of the services rendered. The compensation costs of $5,020 were charged to income during the year ended December 31, 2001.

In January 2001, the Company issued 90,000 shares of its common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $ .50 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $ 45,000 were charged to income during the year ended December 31, 2001.

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

The Company has accrued the unpaid $ 12,500 Series A Preferred Stock dividend to the holders of the Preferred Shares during the period ended June 30, 2004. The aggregate unpaid Series A Preferred Stock dividends at June 30, 2004 is $ 12,500

The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of, payment of the original purchase price of the Preferred Shares plus all accrued or declared but unpaid dividends on such shares.

In April 2004, the Company issued 160,000 shares of its common stock to an existing Company shareholder in exchange for previously issued stock options exercised at $.5625 per share, or a total of $90,000. In exchange for the shares, the holder of the option paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $ 5 per share. The preferred shares were subsequently canceled by the Company. The remaining balance of $1,500 was accounted for as financing costs and was charged to operations during the period ended June 30, 2004.

In April 2004, the Company issued 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.



                           Options Outstanding                         Options Exercisable
                                  Weighted Average      Weighed                              Weighted
               Number                Remaining          Average          Number              Average
Exercise    Outstanding            Contractual Life   Exercise Price   Exercisable        Exercise Price
                                     (Years)
$  1.25      1,500,000               0.50               $    1.25        1,500,000           $    1.25
$  0.56        677,500               2.50               $    0.56          837,500           $    0.56
             2,177,500                                  $    1.04        2,337,500           $    1.04


Transactions involving options issued to employees and consultants summarized as follows:


                                          Number of Shares     Weighted Average
                                                               Price Per Share

Outstanding at January 1, 2002               3,020,000             $       1.25
   Granted                                           -                        -
   Exercised                                         -                        -
   Canceled or expired                      (1,500,000)                       -
Outstanding at December 31, 2002             1,520,000                     1.25
   Granted                                     837,500                     0.56
   Exercised                                         -                        -
   Canceled or expired                         (20,000)                       -
Outstanding at December 31, 2003
                                             2,337,500             $       1.00
   Granted                                           -                        -
   Exercised                                  (160,000)                    0.56
   Canceled or expired                               -                        -
Outstanding at June 30, 2004                 2,177,500             $       1.04

The estimated value of the options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 2.65%, a dividend yield of 0% and volatility of 60%. The amount of the expense charged to operations in connection with granting the options was $5,276 during the year ended December 31, 2003. There were no stock options granted during the period ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases, will likely result, management expects, or we expect, will continue, is anticipated, estimated, or similar expressions are intended to identify forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock. The following discussion and analysis should be read in conjunction with the financial statements of our Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

Our business plan is to sell our spring water to other bottlers and we may enter into co-packing arrangements whereby other bottlers will bottle Seawright Springs water under private labeling agreements with other retailers or distributors. Private label bottled water is Seawright Springs water bottled under another company's brand name.

Selling to the private labeled bottled water market will allow us to sell our water without the expense of an advertising budget that is required to establish brand recognition and market identity.

In our initial operations, we will focus on bulk water sales. Bulk water sales are achieved by the arrival of a tanker at our spring site. The buyer loads the water at the spring site and takes it to the bottling and packaging facility used by the private label bottler. We are in the process of installing a state of the art bulk water loading facility.

We currently do not have our own bottling and packaging facilities. Should we sell water under the Seawright label we will do so by using outside bottling and packaging facilities. Currently there are no plans to build bottling and packaging facilities.

Comparison of Financial Results

Three Months and Six Months Ended June 30, 2004 versus Three Months and Six Months Ended June 30, 2003

Revenues

No revenues have yet been generated from the Spring. We plan to begin making sales in the next quarter.

Costs and Expenses

From our inception through June 30, 2004, we have incurred expenses of $1,421,788, $747,103 of these expenses were accrued but legally released from the creditors in agreements during the year ended December 31, 2003. The expenses incurred were associated principally with stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement as well as the accrual of salary to our director. In the quarter ended June 30, 2004 operating expenses were $59,490 and interest expenses were $17,714. In the six months ended June 30, 2004 operating expenses amounted $105,879 and interest expenses amounted $34,717. The expenses and interests were incurred in connection with the establishment of our spring water business including consulting and engineering services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses.

Liquidity and Capital Resources

As of June 30, 2004, we had a working capital deficit of $708,851. As a result of our operating losses from our inception through June 30, 2004, we generated a cash flow deficit of $488,480 from operating activities. We met our cash requirements during the six months ended June 30, 2004 through $153,500 of proceeds from the issuance of common stock and approximately $91,800 in advances from our principal shareholder. In respect of the common stock issuances, in April 2004 300,000 shares were issued for $90,000. We also issued 160,000 shares of common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share. In exchange for the shares, the holder of the option paid $63,500 in cash, and tendered 5,000 shares of our previously issued Series A preferred stock valued at $5 per share. Our accounts payable and accrued liabilities of approximately $181,000, is composed predominantly of liabilities to our consultants and vendors associated with the Spring, our accountants and lawyers, and accrued payroll, representing liabilities to our remaining employee.

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

Purchase of Seawright Springs

In October 2003, we took title to the property known as Seawright Springs in Mt Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings Inc. $300,000 was immediately due on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest was re-paid in April 2004 and $200,000 plus interest will be due in October 2004. $162,500 plus interest will be due in October 2006 and the remaining principal of $237,500 and interest will be due in October 2008, the fifth anniversary of the acquisition. A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Series A Convertible Preferred Stock described below were used to meet the immediate liability under the purchase agreement for Seawright Springs.

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

In the quarter ended June 30, 2004, 5000, Series A Convertible
Preferred shares were cancelled as part payment for exercise of stock options in exchange for common stock.

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

Number of Employees

As of June 30, 2004, we have one employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

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

Management of Growth

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations There can be no assurance that we will be able to achieve or manage any such growth.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGES IN SECURITIES.

In April 2004, we issued an aggregate of  460,000 shares of our
Common Stock to two shareholders in exchange for cash and stock
options exercised.   These transactions were exempt from registration
pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending June 30, 2004.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

     (b)  Exhibits.

32.1 Certification of Joel Sens pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Joel Sens pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                       Seawright Holdings, Inc.
                                       Formerly Pre-Settlement Funding Corp.

Dated: August 12, 2004                 By: /s/ Joel Sens
                                       Joel Sens, President


                                     CERTIFICATIONS


I, Joel Sens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seawright Holdings, Inc.

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

Date:  August 12, 2004

/s/ Joel Sens
Joel Sens, President