Form 10QSB
period 2004-09-30
SEAWRIGHT HOLDINGS INC
filed 2004-11-15
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 333-56848

SEAWRIGHT HOLDINGS, INC
(Exact name of Company as specified in its charter)

Delaware	54-1965220
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Cameron Street, Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

Company’s telephone number: (703) 340-1629

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock. The Registrant had 5,828,000 shares of its common stock outstanding as of September 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Condensed Consolidated Statement of Operations
For The Three and Nine Months Ended September 30, 2004 and 2003
and The Period October 14, 1999 (Date of Inception) Through September 30, 2004

Condensed Consolidated Statement of Deficiency in Stockholders’ Equity
For The Period October 14, 1999 (Date of Inception) Through September 30, 2004

Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2004 and 2003
and The Period October 14, 1999 (Date of Inception) Through September 30, 2004

Notes to Unaudited Condensed Consolidated Financial Information September 30, 2004

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalent	$984,509	$—

Total current assets	984,509	—
Property and equipment, at costs:
Land	1,000,000	1,000,000
Equipment	7,592	—
Building improvement	6,780	6,780

	1,014,372	1,006,780
Less: accumulated depreciation	29	—

Total property and equipment, net	1,014,343	1,006,780
Other assets:
Financing costs, net of accumulated amortization of $13,137 and $0 at
September 30, 2004 and December 31, 2003, respectively. (Note D)	532,323	—
Prepaid expenses and other	7,700	—
Discontinued operations, claimed receivable, net	—	6,000

Total other assets	540,023	6,000

Total assets	$2,538,875	$1,012,780

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)

	September 30, 2004	December 31, 2003

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$—	$24,688
Accounts payable and accrued liabilities	194,208	148,548
Note payable, current portion	200,000	415,000
Shareholder advances	15,994	121,936

Total current liabilities	410,202	710,172

Note payable, long-term portion	400,000	400,000
Convertible notes payable, net of debt discount (Note B)	413,188	—

COMMITMENTS AND CONTINGENCIES	—	—

(DEFICIENCY IN) STOCKHOLDERS’ EQUITY

Preferred stock, par value $.001 per share; 100,000 shares authorized;
50,000 and 55,000 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively. (aggregate liquidation preference, including dividends in arrears, totaling $18,750 as of
September 320, 2004 (Note C)	50	55
Common stock, par value $.001 per share; 19,900,000 shares authorized;
5,828,000 and 5,368,000 shares issued and outstanding at September 30, 2004
and December 31, 2003, respectively. (Note C)	5,828	5,368
Additional paid-in-capital	1,516,691	463,873
Common stock subscription (Note B)	573,977	—
Accumulated deficit during development stage	(781,061)	(566,688)

(Deficiency in) stockholders’ equity	1,315,485	(97,392)

Total liabilities and (deficiency in) stockholders’ equity	$2,538,875	$1,012,780

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,		For the period from October 14, 1999 (date of inception) through September 30, 2004

	2004	2003	2004	2003

Costs and expenses:
Selling, general and administrative	$112,926	$5,815	$218,805	$102,871	$1,534,714
Depreciation	29	—	29	—	29

Total operating expense	112,955	5,815	218,834	102,871	1,534,743
Loss from operations	(112,955)	(5,815)	(218,834)	(102,871)	(1,534,743)
Other income (expenses):
Extinguishments of debt	—	684,973	—	747,103	747,103
Other income (expenses)	60,948	—	60,948	—	60,948

Interest income (expenses)	(21,770)	—	(56,487)	—	(71,270)

Total other income (expenses)	39,178	684,973	4,461	747,103	736,781
Income (loss) from continuing
operations, before income taxes and
discontinued operations	(73,777)	679,158	(214,373)	644,232	(797,962)
Provision for income tax	—	—	—	—	—

Income (loss) from continuing
operations, before discontinued
operations	(73,777)	679,158	(214,373)	644,232	(797,962)
Income from discontinued operations	—	—	—	1,125	16,901

Net income (loss)	$(73,777)	$679,158	$(214,373)	$645,357	$(781,061)

Cumulative convertible preferred stock
dividend requirements	(6,250)	—	(18,750)	—	(18,750)
Net income (loss) attributable to

common shareholders	$(80,027)	$679,158	$(233,123)	$645,357	$(799,811)

Earnings (losses) per common share

(basic and assuming dilution)	$(0.01)	$0.13	$(0.04)	$0.12

Continuing operations	$(0.01)	$0.13	$(0.04)	$0.12

Discontinued operations	$—	$—	$—	$0.00

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004

	Preferred Shares	Preferred Shares Amount	Common Shares	Common Shares Amount	Additional Paid In Capital	Common Stock Subscribed	Deficit Accumulated during Development Stage	Total

Net loss	—	$—	—	$—	$—	—	$(1,291)	$(1,291)

Balance at December 31, 1999	—		—	$—	$—	$—	(1,291)	(1,291)

Common stock issued on September 30, 2000 in exchange for
convertible debt at $.50 per share	—	—	78,000	78	38,922	—	—	39,000
Common stock issued on November 27, 2000 in exchange for
convertible debt at $.50 per share	—	—	26,000	26	12,974	—	—	13,000
Net loss	—	—	—	—	—	—	(157,734)	(157,734)

Balance at December 31, 2000	—	$—	104,000	$104	$51,896	$—	$(159,025)	$(107,025)

Common stock issued on January 1, 2001 in exchange for
convertible debt at $ .50 per share	—	—	174,000	174	86,826	—	—	87,000
Common stock issued on January 2, 2001 to founders in exchange
for services at $ .001 per share	—	—	5,000,000	5,000	20	—	—	5,020
Common stock issued on January 2, 2001 in exchange for services
at $.50 per share	—	—	90,000	90	44,910	—	—	45,000
Net Loss	—	—	—	—	—	—	(556,921)	(556,921)

Balance at December 31, 2001	—	$—	5,368,000	$5,368	$183,652	$—	$(715,946)	$(526,926)

Net Loss	—	—	—	—	—	—	(357,588)	(357,588)

Balance at December 31, 2002	—	$—	5,368,000	$5,368	$183,652	$—	$(1,073,534)	$(884,514)

Stock options issued in exchange for services	—	—	—	—	5,276	—	—	5,276
Preferred stock issued in exchange for cash at $5 per share	55,000	55	—	—	274,945	—	—	275,000
Net income	—	—	—	—	—	—	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$—	$(566,688)	$(97,392)

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004

	Preferred Shares	Preferred Shares Amount	Common Shares	Common Shares Amount	Additional Paid In Capital	Common Stock Subscribed	Deficit Accumulated during Development Stage	Total

Balance Forward	55,000	$55	5,368,000	$5,368	$463,873	—	$(566,688)	$(97,392)
Common stock issued on April 8, 2004 in exchange for stock options
exercised at $.5625 per share	—	—	160,000	160	89,840	—	—	90,000
Preferred stock canceled in exchange for stock options exercised	(5,000)	(5)	—	—	(24,995)	—	—	(25,000)
Common stock issued on April 8, 2004 in exchange for cash at $.30 per
share, net of costs and fees	—	—	300,000	300	89,700	—	—	90,000
Common stock subscribed in connection with private placement (Note B)	—	—	—	—	—	573,977	—	573,977
Warrants issued to consultants in connection with private placement
(Note D)	—	—	—	—	545,460	—	—	545,460
Beneficial conversion feature of Convertible Notes (Note B)	—	—	—	—	253,065	—	—	253,065
Value of warrants attached to Convertible Notes (Note B)	—	—	—	—	99,748	—	—	99,748
Net loss	—	—	—	—	—	—	(214,373)	(214,373)

Balance at September 30, 2004	50,000	$50	5,828,000	$5,828	$1,516,691	$573,977	$(781,061)	$1,315,485

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
  (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		For the period from October 19, 1999 (date of inception) through September 30, 2004
	2004	2003

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period from continuing operations	$(214,373)	$645,357	$(797,962)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Income from discontinued operations	—	—	16,901
Depreciation	29	—	29
Extinguishments of debt	—	(747,103)	(747,103)
Common stock issued to founders	—	—	5,020
Common stock issued in exchange for services rendered	—	—	45,000
Stock options issued in exchange for services rendered	—	—	5,276
Common stock issued in exchange for financing expenses	1,500	—	1,500
Amortization of financing costs (Note D)	13,137	—	13,137
Amortization of beneficial conversion feature of
convertible notes (Note B)	4,982	—	4,982
Amortization of value of warrants attached to
convertible notes (Note B)	2,019	—	2,019
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,700)	43	(7,700)
Claims and other receivable	6,000	4,729	—
Cash disbursed in excess of available fund	(24,688)	—	—
Accounts payable and accrued liabilities	45,661	6,324	941,311

NET CASH (USED IN) OPERATING ACTIVITIES	(173,433)	(90,650)	(517,590)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(107,592)	—	(414,372)

NET CASH (USED IN) INVESTING ACTIVITIES	(107,592)	—	(414,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital notes, net	—	—	139,000
Proceeds from notes payable and convertible notes
payable, net of repayments	644,000	—	759,000
Proceeds from sale of common stock and common stock
subscription, net of costs and fees	727,477	—	727,477
Proceeds from sale of preferred stock and preferred
stock subscription, net of costs and fees	—	50,000	275,000

Proceeds from shareholder advances, net of repayments	(105,943)	84,217	15,994

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,265,534	134,217	1,916,471
NET INCREASE IN CASH AND EQUIVALENTS	984,509	43,567	984,509
Cash and cash equivalents at the beginning of the period	—	18	—

Cash and cash equivalents at the end of the period	$984,509	$43,585	$984,509

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the nine months ended September 30,		For the period For the period from October 19, 1999 (date of inception) through September 30, 2004
	2004	2003

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$21,000	$—	$21,000
Income taxes paid	—	—	—
Notes payable issued in connection with acquisition of land	(100,000)	—	(100,000)
Common stock issued to founders	—	—	5,020
Common stock issued for services rendered	—	—	45,000
Stock options issued in exchange for services rendered	—	—	5,276
Preferred stock canceled in connection with purchase
of common stock (Note C)	25,000	—	25,000
Beneficial conversion feature of convertible notes (Note B)	253,065	—	253,065
Value of warrants attached to convertible notes (Note B)	99,748	—	99,748

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-months period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company’s SEC Form 10 KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the “Company”) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) and is seeking to development of spring water bottling and distribution business. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004, the Company has accumulated losses of $781,061.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

As a result of the Company’s acquisition of real property and improvements in October 2003, the Company restructured its operations to focus on the development of the spring water bottling and distribution business. This restructuring included the discontinuance of financing plaintiffs who are involved in personal injury claims. Accordingly, the Company’s plaintiff’s financing business segment is accounted for as a discontinued operation, and the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The Company has not allocated any previously incurred corporate overhead and selling, general and administrative expenses to the discontinued operation.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the following periods were:

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Discontinued Operations (Continued)

	For the three months ended September 30,		For the nine months ended September 30,		For the Period October 14, 1999 (Date of Inception) to September 30, 2004
	2004	2003	2004	2003

Revenues	$—	$—	$—	$1,125	$16,901
Net income before income taxes	—	—	—	1,125	16,901
Provision for income taxes	—	—	—	—	—

Net income from discontinued operations	$—	$—	$—	$1,125	$16,901

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123.” This statement amends SFAS No.123, “Accounting for Stock based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows:

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Net income (loss) – as reported	$(73,777)	$679,158	$(214,373)	$645,357
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)	—	—	—	—
Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)	—	—	—	—

Net income (loss) – Pro Forma	(73,777)	679,158	(214,373)	645,357
Net income (loss) attributable to
common stockholders – Pro forma	$(80,027)	$679,158	$(233,123)	$645,357

Basic (and assuming dilution) earning
(loss) per share – as reported	$(0.01)	$0.13	$(0.04)	$0.12

Basic (and assuming dilution) earning
(loss) per share – Pro forma	$(0.01)	$0.13	$(0.04)	$0.12

NOTE B – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 300 warrants to purchase 300 shares of the Company’s common stock at $0.85 per share. The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

As of September 30, 2004, the Company received total proceeds of $1,332,977, net of placement costs and fees, and issued to the investors $759,000 of Convertible Notes. The Company is also obligated to issue 1,265,000 shares of its common stock, valued at $573,977, to the investors in connection with the private placement. As of September 30, 2004, the common shares have not been issued and the Company has accounted the shares to be issued as common stock subscription payable.

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE B – PRIVATE PLACEMENT MEMORANDUM AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

A summary of convertible promissory notes payable at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003

Convertible notes payable (“Convertible Notes”);
11% per annum; maturity date is in September 2009;
noteholder has the option to convert unpaid note
principal and interest the Company’s common stock
at $0.85 per share.	$759,000	$—

Debt Discount – beneficial conversion feature, net
of accumulated amortization of $4,982 and $0, at
September 30, 2004 and December 31, 2003,
respectively.	(248,083)	—

Debt Discount – value attributable to warrants
attached to notes, net of accumulated amortization
of $2,019 and $0 at September 30, 2004 and
December 31, 2003, respectively.	(97,729)	—

Total	$413,188	$—

Less: current portion	—	—

	$413,188	$—

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $253,065 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (five years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 151,800 shares of the Company’s common stock at $0.85 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $99,748 to additional paid-in capital and a discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 291%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (five years) as interest expense.

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE B – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $7,001 and $0 for the period ended September 30, 2004 and for the year ended December 31, 2003, respectively.

NOTE C - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2004 and December 31, 2003, the Company has 50,000 and 55,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, there are 5,828,000 mad 5,368,000 shares of common stock issued and outstanding, respectively.

In March 2000, the Company issued $ 124,000 of notes payable convertible into common stock at a price equal to $.50 per share. As of December 31, 2000, the holders of the notes payable elected to convert $52,000 of the notes, net of costs, in exchange for 104,000 shares of the Company’s common stock.

In January 2001, the holders of the $ 72,000 of convertible Notes Payable, exercised their rights to convert the unpaid principal to 144,000 shares of the Company’s common stock at the conversion price of $.50 per share.

In January 2001, $15,000 of convertible notes payable were issued and converted to 30,000 shares of the Company’s common stock.

In January 2001, the Company issued 5,000,000 shares of its common stock to the Company’s Founders in exchange for services provided to the Company from its inception. The Company valued the shares issued at $.001 per share, which approximated the fair value of the services rendered. The compensation costs of $5,020 were charged to income during the year ended December 31, 2001.

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

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE C - CAPITAL STOCK (Continued)

The Series A Convertible Preferred shares are convertible into the Company’s common stock at the option of the holder at a ratio of ten (10) shares of common stock for each share of preferred stock if converted before the first anniversary of the original issue date and at a ratio of five (5) shares of common stock for each share of preferred stock if conversion is made after the first anniversary but before the second anniversary. The preferred shares may be redeemed for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The Preferred Shareholders shall be entitled to cumulative dividends when, as and if declared by the Company’s Board of Directors at a per share rate of 10% per annum of the original issue price. At the option of the preferred shareholders, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of the Company’s common stock upon conversion of the preferred shares to common shares. There were no dividends declared or paid as of September 30, 2004. Dividends in arrears on the Series A Convertible Preferred shares amount to $18,750 in the aggregate at September 30, 2004. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of, payment of the original purchase price of the Preferred Shares plus all declared but unpaid dividends on such shares.

In April 2004, the Company issued 160,000 shares of its common stock to an existing Company shareholder in exchange for previously issued stock options exercised at $.5625 per share, or a total of $90,000. In exchange for the shares, the holder of the option paid $63,500 in cash, and tendered 5,000 shares of the Company’s previously issued Series A preferred stock valued at $ 5 per share. The preferred shares were subsequently canceled by the Company. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the period ended September 30, 2004.

In April 2004, the Company issued 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

NOTE D – STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding		Weighed Average Exercise Price	Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Number Exercisable	Weighted Average Exercise Price

$1.25	1,500,000	6.08	$1.25	1,500,000	$1.25
$0.56	677,500	2.25	$0.56	677,500	$0.56

	2,177,500	4.89	$1.04	2,177,500	$1.04

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE D – STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

Transactions involving options issued to employees and consultants summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at January 1, 2002	3,020,000	$1.25
Granted	—	—
Exercised	—	—
Canceled or expired	(1,500,000)	—

Outstanding at December 31, 2002	1,520,000	1.25
Granted	837,500	0.56
Exercised	—	—
Canceled or expired	(20,000)	—

Outstanding at December 31, 2003	2,337,500	$1.00

Granted	—	—
Exercised	(160,000)	0.56
Canceled or expired	—	—

Outstanding at September 30, 2004	2,177,500	$1.04

The estimated value of the options granted to shareholders during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 2.65%, a dividend yield of 0% and volatility of 60%. The amount of the expense charged to operations in connection with granting the options was $5,276 during the year ended December 31, 2003. There were no stock options granted during the period ended September 30, 2004.

Warrants

In connection with the Company’s Private Placement (Note B) in August 2004, the Company granted an aggregate of 151,800 warrants to investors and 600,000 warrants to placement agent in exchanged for services.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
			Weighed Average Exercise Price
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Number Exercisable	Weighted Average Exercise Price

$0.85	751,800	4.92	$0.85	751,800	$.85

SEAWRIGHT HOLDINGS, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(Unaudited)

NOTE D – STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at January 1, 2002	—	$—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2002	—	—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2003	—	—
Granted	751,800	0.85
Exercised	—	—
Canceled or expired	—	—

Outstanding at September 30, 2004	751,800	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the period ended September 30, 2004, the Company amortized financing costs and charged to operations an aggregate of $13,137.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward- looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Plan of Operation

In the previous year ended December 31, 2003 we entered a business involving the sale of bulk spring water. We purchased a property with a suitable source of water for the sum of $1 million. We are still in the development stage and have yet to recognize any revenues from the sale of water. We have realized other income of $60,948 from the sale of timber on the site. We are currently identifying customers and plan to begin selling water in the next quarter.

We discontinued our previous operations involving funding of personal injury cases.

As part of our reorganization of our business and to better reflect our current activities and plan of operations, the company name was changed from Pre-Settlement Funding Corporation to Seawright Holdings, Inc.

Our business plan is to sell our spring water to other bottlers and we may enter into co-packing arrangements whereby other bottlers will bottle Seawright Springs under private labeling agreements with other retailers or distributors. Private label bottled water is Seawright Springs water bottled under another company’s brand name.

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

Comparison of Financial Results

Three Months and Nine Months Ended September 30, 2004 versus Three Months and Nine Months Ended September 30, 2003

Revenues

No revenues have yet been generated from the Spring. We plan to begin making sales in the next quarter. $60,948 other income was recognized in September 2004 from the sale of timber at the site of the Spring.

Costs and Expenses

From our inception through September 30, 2004, we have incurred expenses of $1,534,743, $747,103 of these expenses were accrued but legally released by the creditors in agreements during the year ended December 31, 2003. The expenses incurred were associated principally with legal and accounting, consulting, engineering and marketing, fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement as well as the accrual of salary to our director. In the quarter ended September 30, 2004 operating expenses were $112,955 and interest expenses were $21,770. In the Nine Months Ended September 30, 2004 operating expenses amounted $218,834 and interest expenses amounted $56,487. The expenses and interests were incurred in connection with the establishment of our spring water business including consulting and engineering services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had a working capital surplus of $574,307. As a result of our operating losses from our inception through September 30, 2004, we generated a cash flow deficit of $517,590 from operating activities. We met our cash requirements during the nine months ended September 30, 2004 through $727,477of proceeds from subscription for and the issuance of common stock, net of costs and fees. We also issued $759,000 of 11% Convertible Notes in September 2004 and repaid $115,000 of notes payable to a related party.

In  April 2004 300,000 of Common stock shares were issued for $90,000. We also issued 160,000 shares of common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share. In exchange for the shares, the holder of the option paid $63,500 in cash, and tendered 5,000 shares of our previously issued Series A preferred stock valued at $5 per share.

In August 2004 we entered into a Private Placement Memorandum to offer up to 1,000 units of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 300 warrants to purchase 300 shares of the Company’s common stock at $0.85 per share. The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

As of September 30, 2004, the Company received total proceeds of $1,332,977, net of placement costs and fees, and issued to the investors $759,000 of Convertible Notes. The Company is also obligated to issue 1,265,000 shares of its common stock, valued at $573,977, to the investors in connection with the private placement. As of September 30, 2004, the common shares have not been issued and the Company has accounted the shares to be issued as common stock subscription payable.

 Our accounts payable and accrued liabilities of approximately $194,000, is composed predominantly of liabilities to our consultants and vendors associated with the Spring, our accountants and lawyers, and accrued payroll, representing liabilities to our remaining employee. The proceeds of the issue were used in part to repay notes to founders and shareholder advances.

We have raised the capital necessary to meet our expected working capital and financing needs for the next year. Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Purchase of Seawright Springs

In October 2003, we took title to the property known as Seawright Springs in Mt Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings Inc. $300,000 was immediately due on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest was re-paid in April 2004 and $200,000 plus interest will be due in October 2004. $162,500 plus interest will be due in October 2006 and the remaining principal of $237,500 and interest will be due in October 2008, the fifth anniversary of the acquisition. A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Series A Convertible Preferred Stock described below were used to meet the immediate liability under the purchase agreement for Seawright Springs.The $115,000 Notes to Joel P Sens was repaid in Septemebr and October 2004. Proceeds from the September 2004 issuances of convertible notes and common shares will be used in part to meet remaining obligations under the remaining note as they fall due.

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

Number of Employees

As of September 30, 2004, we have one employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to its business as discussed in “Risk Factors” above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our stock.

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

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: seasonal trends in demand; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; the introduction of new services and products by us or our competitors; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the Spring water market. Our quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or investors’ expectations in some future quarter.

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

Risks associated with acquisitions

As part of our business strategy in the future, we could acquire assets and businesses relating to or complementary to our operations. Any acquisitions would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: we could be exposed to unknown liabilities of the acquired companies; we could incur acquisition costs and expenses higher than it anticipated; fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; we could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; our ongoing business could be disrupted and its management’s time and attention diverted; we could be unable to integrate successfully.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

ITEM 3.   CONTROLS AND PROCEDURES

The Company’s management, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.   LEGAL PROCEEDINGS.

NONE

ITEM 2.   CHANGES IN SECURITIES.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending September 30, 2004.

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

Seawright Holdings, Inc.
Formerly Pre-Settlement Funding Corp.

Dated: November 12, 2004	By: /s/ Joel Sens
Joel Sens, President