Form 10KSB
period 2004-12-31
SEAWRIGHT HOLDINGS INC
filed 2005-04-15
CIK 1132887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 333-56848

                            SEAWRIGHT HOLDINGS, INC.
                   Formerly PRE-SETTLEMENT FUNDING CORPORATION
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                       54-1965220
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

600 Cameron Street, Alexandria Virginia                 22314
(Address of Principal Executive Offices)              (Zip Code)

                                 (703) 340-1629
                (Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Yes __X___  No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (SEE definition of affiliate in Rule 12b-2 of the Exchange Act). The trading price on the registrant's stock on the OTC Bulletin Board on April 7, 2005 was $0.65/share bid price and $0.75/share ask price. The average bid and ask price was $0.70/share. Based on this $0.70 value, the aggregate market value of common stock owned by non-affiliates of the registrant was approximately $2,453,413, calculated on the basis of 3,504,876 shares of common stock owned by non-affiliates.

As of April 14, 2005 ,the total number of issued and outstanding shares of the issuer's common stock, par value $0.001, was 8,875,476, including 5,370,600, issued to affiliates.

Documents Incorporated by reference: There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated by reference herein.

Transitional Small Business Disclosure Format:

Yes:____  No:_X__

                             TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.     Description of Business.......................................    3

ITEM 2.     Description of Property.......................................   11

ITEM 3.     Legal Proceedings.............................................   12

ITEM 4.     Submission of Matters to a Vote of Security Holders...........   12


                                    PART II

ITEM 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities..........   12

ITEM 6.     Management's Discussion and Analysis or Plan of Operation.....   14

ITEM 7.     Financial Statements..........................................   23

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................   23

ITEM 8A.    Controls and Procedures.......................................   23

ITEM 8B.    Other Information.............................................   23


                                   PART III

ITEM 9.     Directors and Executive Officers of the Registrant............   24

ITEM 10.    Executive Compensation........................................   25

ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................   26

ITEM 12.    Certain Relationships and Related Transactions................   27

ITEM 13.    Exhibits......................................................   28

Item 14.    Principal Accountant Fees and Services........................   30

Signatures................................................................   32

PART I.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements based on the Company's current expectations, assumptions, estimates and projections about its business and its industry. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission or specifically listed in the Trends, Risks and Uncertainties section of Item 6 below.

ITEM 1. BUSINESS.

Introduction

Seawright Holdings, Inc., formerly Pre-Settlement Funding Corporation (the "Company"), was incorporated on October 14, 1999 under the laws of the State of Delaware and is currently a development stage company. The name change from Pre-Settlement Funding Corporation occurred on September 26, 2003. Seawright Springs, LLC is a wholly owned subsidiary of Seawright Holdings, Inc. and holds title to the Mt. Sidney property described below.

Discontinued Operations

As a result of the Company's acquisition of real property and improvements in October 2003, the Company restructured its operations to focus on the development of the spring water bottling and distribution business. This restructuring included the discontinuance of financing plaintiffs who are involved in personal injury claims.

Overview

Business and Basis of Presentation

From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $1,045,859.

In October 2003, the Company acquired property that generates natural spring water. Through the acquisition of the property, the Company intends to enter the business of producing and selling spring water in Mt. Sidney, Virginia, located in the Shenandoah Valley area of Virginia. The property has a natural flow of spring water in excess of 1,000,000 gallons of water daily.

The main focus of the Company's current operations is the establishment of a business that produces and sells spring water from the Company's Mt. Sidney, Virginia property. The Company may pursue other business opportunities as it sees appropriate.

The Company has entered into agreements to acquire two parcels of land located approximately 10 miles south of the Mt. Sidney, Virginia location. The properties are located in the city of Staunton Virginia. The two parcels consist of one site that is 33.52 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $725,000. The second parcel is approximately 3.46 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $240,000. Both purchases are subject to a study period which the Company is now currently undertaking. The Company has made a refundable $50,000 deposit on the 33.52 acre site, and the Company is subject to pay a $10,000 deposit on the 3.46 acre site. Although no assurances can be given, both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. The Company may determine in the future to use a portion of these properties for developing a bottling facility.


Business Strategy

The Company's strategy is to focus on selling natural spring water under the "Seawright Springs" label while aggressively pursuing the bulk sale of the natural spring water produced on the Company's property in Mt. Sidney, Virginia. The Company is developing the packaging for selling its water under the brand name Seawright Springs. The Company is developing three proprietary PET (Polyethylene Terephthalate) bottles in a 10 ounce size, a 16.9 ounce size and a
33.8 ounce size. The Company currently expects to have the development of its bottles and brand packaging completed by June 30, 2005. The Company is positioning its water in an effort to compete in the luxury brand category of the water market. The Company will offer both sparkling and non-sparkling brands.

In addition to its own brand, the Company will also continue to seek opportunities to sell its daily supply of water to other bottlers. The Company may enter into co-packing arrangements whereby other bottlers will bottle the Company's water under its name or under private labeling agreements with other retailers or distributors. Private labeled bottled water is Seawright Springs water bottled under another company's brand name. Selling to the private labeled bottled water market will allow the Company to sell its water without the expense of an advertising budget that is required to establish brand recognition and market identity.

The Company currently does not have its own bottling and packaging facilities. Should the Company sell water under the Seawright Springs label, it will initially do so by using outside bottling and packaging facilities. The Company's plans may also include building its own bottling and packaging facilities.

Bulk water sales are achieved by the arrival of a tanker at the Company's water spring site. The buyer loads the water at the spring site and takes it to the bottling and packaging facility used by the private label bottler. The Company is in the process installing a state of the art bulk water loading facility.

Bottled Water Market Overview

AS OF THE DATE OF THIS REPORT 2004 DATA IS NOT AVAILABLE.

Soft Drinks account for nearly 50% of annual beverage gallonage. However, demand for bottled water, which falls into the category of "alternative beverages", has grown significantly in recent years, and in particular demand for products that contain spring water.

In 2003, total U.S. bottled water volume approached 6.4 billion gallons, a 7.5% advance over 2002's volume level. While this growth was markedly slower than the 10.8% increase recorded one year earlier, it nevertheless remains the fastest growing major beverage segment. The beverage categories of comparable size--beer, coffee, milk--have all been either unchanging or contracting lately.


                            U.S. BOTTLED WATER MARKET
                          VOLUME AND PRODUCER REVENUES
                                   1993 - 2003

                        MILLIONS OF    ANNUAL     MILLIONS OF    ANNUAL
          YEAR            GALLONS     % CHANGE      DOLLARS     % CHANGE
          ----            -------     --------      -------     --------
          1993             2,689.4       8.2%       $2,876.7       8.2%
          1994             2,966.4      10.3%       $3,164.3      10.0%
          1995             3,226.9       8.8%       $3,521.9      11.3%
          1996             3,495.1       8.3%       $3,835.4       8.9%
          1997             3,794.3       8.6%       $4,222.7      10.1%
          1998             4,130.7       8.9%       $4,666.1      10.5%
          1999             4,583.4      11.0%       $5,314.7      13.9%
          2000             4,904.4       7.0%       $5,809.0       9.3%
          2001             5,372.1       9.5%       $6,880.0      18.4%
          2002             5,950.7      10.8%       $7,725.0      12.3%
          2003             6,395.0       7.5%       $8,277.2       7.1%


          SOURCE:  BEVERAGE MARKETING CORPORATION

During the five-year period from 1998 to 2003, bottled water volume increased by an average growth rate of 9.1%, which growth rate exceeded the growth rates of all other beverage categories.

In 2003, the per capita consumption of water in the United States increased 6.3% from 2002, which was less than the 9.8% increase achieved in 2002 from 2001.

                            U.S. BOTTLED WATER MARKET
                             PER CAPITA CONSUMPTION
                                   1993 - 2003

                                     GALLONS        ANNUAL
                    YEAR            PER CAPITA     % CHANGE
                    ----            ----------     --------
                    1993               10.5           --
                    1994               11.5           9.4%
                    1995               12.2           6.4%
                    1996               13.1           7.4%
                    1997               14.1           7.4%
                    1998               15.3           8.3%
                    1999               16.8          10.0%
                    2000               17.8           6.0%
                    2001               19.3           8.5%
                    2002               21.2           9.8%
                    2003               22.6           6.3%


                    SOURCE:  BEVERAGE MARKETING CORPORATION

The bottled water market comprises three major segments: still or non-sparkling, sparkling, and imported water, which includes both non-sparkling and sparkling segments. The Company's spring water may be used in both sparkling and non-sparkling applications.


The Beverage Marketing Corporation categorizes water into three main categories.

* Non-sparkling or still water contains no carbonation and is consumed as an "alternative to tap water."

* Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field.

* Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers."

                                        U.S. BOTTLED WATER MARKET
                                        VOLUME & GROWTH BY SEGMENT
                                               1993 - 2003

                 NON-SPARKLING             SPARKLING               IMPORTS                 TOTAL
                 -------------             ---------               -------                 -----
YEAR          VOLUME*      CHANGE     VOLUME*     CHANGE     VOLUME*     CHANGE     VOLUME*      CHANGE
----          -------      ------     -------     ------     -------     ------     -------      ------
1993          2,422.2        8.7%       174.7      1.4%         92.5        7.2%    2,689.4        8.2%
1994          2,687.6       11.0%       174.8      0.1%        104.0       12.4%    2,966.4       10.3%
1995          2,965.6       10.3%       164.2     -6.1%         97.1       -6.6%    3,226.9        8.8%
1996          3,224.3        8.7%       159.0     -3.2%        111.8       15.1%    3,495.1        8.3%
1997          3,491.4        8.3%       153.8     -3.3%        149.1       33.4%    3,794.3        8.6%
1998          3,823.8        9.5%       146.1     -5.0%        160.8        7.8%    4,130.7        8.9%
1999          4,286.3       12.1%       146.0     -0.1%        151.1       -6.0%    4,583.4       11.0%
2000          4,622.4        7.8%       144.2     -1.2%        137.8       -8.8%    4,904.4        7.0%
2001          5,104.2       10.4%       144.0     -0.1%        123.9      -10.1%    5,372.1        9.5%
2002          5,677.5       11.2%       149.5      3.8%        123.7       -0.2%    5,950.7       10.8%
2003(P)       6,115.8        7.7%       149.5      0.0%        129.7        4.9%    6,395.0        7.5%


* Millions of gallons
SOURCE:  BEVERAGE MARKETING CORPORATION

Non-sparkling water (still water) remains the largest segment of bottled water, with 7.7% and 11.2% growth in that area for 2003 and 2002, respectively.

The bottled still water business, which will represent the most significant product area for the Company, has been consistently growing at rates between 7% and 12% per annum since 1993 per the Beverage Marketing Corporation. Still water now comprises over 95% of all of the bottled water gallonage sold in the United States, with sparkling water accounting for the bulk of the remaining 5%.


Geographic Markets and Distribution Channels

Nationally, bottled water accounts for 12.2% of all beverages consumed in the United States.

Water is sold through various channels, including:

         o        Home Delivery (1 to 5 gallon bottles)

         o        Commercial and Office Delivery (1 to 5 gallon bottles)

         o Off Premise Retail (supermarkets, convenience store, and drug store)

         o        On-Premise Retail (restaurants)

         o        Vending Machines

         o        Institutional Usage (hospitals, schools)

         o        Bulk Sales (Domestic and International sales of potable water)


Bottled Water Classifications and Definitions
The Company's water qualifies as natural spring water. It is also a mineral water containing 300 parts per million (ppm) total dissolved solids (TDS).

Bottled water or drinking water is water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable anti-microbial agents. Fluoride may be optionally added within the limitations established by the U.S. Food and Drug Administration ("FDA"). Firms may manufacture non-standardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water or drinking water may be used as an ingredient in beverages (e.g., diluted juices or flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Natural water is bottled spring, mineral, artesian, or well water which is derived from an underground formation or water from surface water that only requires minimal processing. Natural water is not derived from a municipal system or public water supply, and is unmodified except for limited treatment (e.g., filtration, ozonation or equivalent disinfection process).

Spring water is water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity. Spring water shall be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There shall be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring shall be identified and such identification shall be maintained in the Company's records. Spring water collected with the use of an external force shall be from the same underground striation as the spring, as shown by a measurable hydraulic connection using a hydro-geologically valid method between the bore hole and the natural spring, and shall have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice.

Mineral water is water containing not less than 250 parts per million (ppm) total dissolved solids (TDS), coming from a source tapped at one or more boreholes or springs, originating from a geologically and physically protected underground water source. Mineral water shall be distinguished from other types of water by its constant level and relative proportions of minerals and trace elements at the point of emergence from the source, due account being taken of the cycles of natural fluctuations. No minerals may be added to this water.

Sparkling bottled water is bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously non-carbonated bottled water products and label such water appropriately (e.g., sparkling spring water).

Well water or "Artesian" is bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure.

Ground water is water from a subsurface saturated zone that is under a pressure equal to or greater than atmospheric pressure. Ground water must not be under the direct influence of surface water.

Purified water is bottled water produced by distillation, de-ionization, reverse osmosis, or other suitable process and that meets the definition of purified water.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency ("EPA") pursuant to the Safe Drinking Water Act ("SWDA") which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

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

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The FFDCA defines food as "articles used for food or drink for man or other animals." This includes packaged (bottled) water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

In addition, all drinking water must meet EPA standards established under the SDWA for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations. Most municipalities meet or exceed EPA drinking water regulations, many of that reflect recent public awareness of the issue of contaminated water-For example, EPA standards for lead in drinking water did not exist prior to 1986, when 50 ppb (parts per billion) was established. This standard was lowered to 15 ppb in 1991, because after five years the government still found 130 million people exposed to unacceptable lead levels.

The United States government also enacted Safe Drinking Water Reauthorization Act of 1996. This law requires all local water utilities to issue annual reports to their consumers disclosing all chemicals and bacteria in their water.

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which the Company's products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers. The Company's Mt. Sidney property has been inspected and approved by the Virginia Department of Agriculture as a source of spring water.


Requisite disclosures and disclaimers are made on the labels of all products produced. The Company does not use ingredients of a pharmaceutical nature, and does not make claims on its products.


Competition

The beverage industry, and in particular, the bottled water industry, is extremely competitive and seasonal. Depending upon the method of entry and plan of action a particular Company chooses to employ, it can be very costly to penetrate the market and expand. The Company's initial focus on bulk sales of spring water is a relatively low cost plan of action.
The leaders in the United Sates bottled water business, based on total estimated sales (at wholesale), according to Beverage Marketing Corporation are Aquafina, Dasani, Poland Spring, Arrowhead, Sparkletts, Deer Park and Crystal Geyser.


Marketing Objectives and Advertising Strategy

The Company's initial marketing strategy is targeted primarily to build awareness of the Company's natural spring water among private label bottlers and to develop its own labeled product for sale.

The Company is presently developing with the assistance of an outside marketing firm, the packaging for selling its water under the name "Seawright Springs." The Company is developing three proprietary PET bottles in a 10 ounce size, a
16.9 ounce size and a 33.8 ounce size. The Company currently expects to have the development of its bottles and brand packaging completed by June 30, 2005. The Company is positioning its water in an effort to compete in the luxury brand category of the water market. The Company will be offering both a sparkling and non-sparkling brand. In addition to its own brands, the Company will continue to seek opportunities to sell its considerable daily supply of water to other bottlers.

Intellectual Property

Other than the domain name seawrightsprings.com, the Company does not own any federally registered trademarks, patents or other intellectual property.

Research and Development

We did not incur any research and development expenses in the last two years.

Employees

As of December 31, 2004, the Company had one employee, Joel Sens, who serves as the Company's President, Chief Executive Officer, Secretary and Treasurer. The Company anticipates that the number of employees will increase in the future. No formal contract for the compensation of Mr. Sens exists as of March 15, 2005, but it is anticipated that Mr. Sens will receive an annual salary of $180,000 beginning in 2005.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 600 Cameron Street, Alexandria, Virginia 22314. The Company uses these facilities on a month -to-month contract at a cost of $192 per month.The Company believes that the current facilities are suitable for its current needs.

In October 2003, the Company acquired land and spring located in Mt. Sidney, Virginia for $1,000,000 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by Joel P. Sens, contracted to purchase the property in June 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings, Inc. At the closing of the property acquisitions, $300,000 was paid on settlement, with a further $700,000 subject to a promissory note carrying a rate of 6% per annum. Under the terms of the promissory note, $100,000 plus interest was due and paid in April, 2004 and $200,000 plus interest was due and paid in October 2004. The Company used its large cash balances to pay off the remainder due under the promissory note in the 1st quarter of 2005. Of the remaining $400,000 in principal, $162,500 plus interest is due in October 2006 and $237,500 plus interest is due in October 2008, the fifth anniversary of the acquisition. The following notes associated with the spring water property acquisition were also paid off in 2004:

         o a promissory note was issued in respect of the $50,000 assignor fee to Stafford Street Capital; and
         o a further promissory note was issued in October 2003 to Joel Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004.

In December 2004, the Company entered into agreements to acquire two parcels of land located approximately 10 miles south of the Mt. Sidney, Virginia location. The properties are located in the city of Staunton Virginia. The two parcels consist of one site that is 33.52 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $725,000. The second parcel is approximately 3.46 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $240,000. Both purchases are subject to a study period which the Company is now currently undertaking. The Company has made a refundable $50,000 deposit on the 33.52 acre site and the Company is subject to pay a $10,000 deposit on the 3.46 acre site. Although no assurances can be given both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. The Company may in the future consider a portion of these properties for developing a bottling facility.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently party to any legal proceedings, nor is the Company aware of any pending or threatened actions against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 Not any matters were submitted during the fourth quarter of fiscal year 2004 to a vote of the security holders.


PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to January 9, 2004, there was no public trading market for the Company's securities. The Company's securities began trading upon the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD")under the symbol of SWRI as of January 9, 2004. As of March 15, 2005, there were approximately 134 holders of record of the Company's common stock.

The following table sets forth the range of high and low bid prices for the Company's common stock for each applicable quarterly period. Such information reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

         FISCAL YEAR ENDED DECEMBER 31, 2004            HIGH*      LOW*
         -----------------------------------            -----      ----
         First Quarter (beginning Jan. 9)               1.25        .16
         Second Quarter                                 1.50        .44
         Third Quarter                                  1.10        .44
         Fourth Quarter                                 1.05        .90

*  Quotations provided by YAHOO FINANCE

Penny Stock Regulation.

Shares of the Company's common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

         o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
         o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
         o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
         o a toll-free telephone number for inquiries on disciplinary actions;

         o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
         o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

         o        the bid and offer quotations for the penny stock;
         o the compensation of the broker-dealer and its salesperson in the transaction;
         o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
         o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of the Company's common stock may have difficulty selling those shares because the Company's common stock will probably be subject to the penny stock rules.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

         (i) All compensation plans (including individual compensation arrangements) previously approved by the Company's shareholders; and

         (ii) All compensation plans (including individual compensation arrangements) not previously approved by the Company's shareholders.


                                     EQUITY COMPENSATION PLAN INFORMATION

---------------------------- -------------------------- -------------------------- --------------------------
                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of Securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,      securities reflected in
                              warrants and rights (a)    warrants and rights (b)        column (a)) (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by the Company's
shareholders                        0                          0                          0
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by the
Company's shareholders              0                          0                          0
---------------------------- -------------------------- -------------------------- --------------------------

            Total                   0                          0                          0
---------------------------- -------------------------- -------------------------- --------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about the Company, the Company's current and planned products, the Company's current and proposed marketing and sales, and the Company's projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company's has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from the Company's management.

Plan of Operation

The Company continues to be in the development stage and has generated no revenue from continuing operations as of December 31, 2004. In 2003, the Company purchased the property containing a spring located in Mt. Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1,000,000 gallons of water daily. The Company is presently developing the packaging for selling its water under the brand name Seawright Springs. The Company is developing three proprietary PET bottles in a 10 ounce size, a 16.9 ounce size and a 33.8 ounce size. The Company currently expects to have the development of its bottles and brand packaging completed by June 30, 2005. The Company is positioning its water in an effort to compete in the luxury brand category of the water market.The Company will be offering both a sparkling and non-sparkling brand. In addition to the Company's own brand, it will continue to seek opportunities to sell its considerable daily supply of water to other bottlers.

The further development of this business will include, but not be limited to, further capital expenditure on plant and equipment, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and maintenance personnel. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Company's product, the Company's ability to obtain additional financing in a timely manner and on terms favorable to it, the Company's ability to successfully integrate prospective asset acquisitions to its existing business operation, delays or errors in the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, and general economic conditions specific to the beverage market and specifically the spring water industry.

For the period from our inception through December 31, 2004, we have:

         - Formed our Company and established our initial structure;

         - Sought and pursued investment opportunity;

         - Reviewed and analyzed the potential market for natural spring water;

         - Purchased the Mt. Sidney property and procured the necessary financing in the form of Preferred Shares to cover the initial purchase costs;

         - Performed required testing of water quality at spring site;

         - Began developing a new web site as part of our marketing strategy;
           and

         - Made improvements to the spring site and water collection facilities.

Product Research and Development

The Company does not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does anticipate the acquisition of a significant new property as described above. Improvements may be made to plant and equipment at the spring site and it is currently estimated this cost could be between $400,000 and $500,000. There may be computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees

As of December 31, 2004, the Company had one employee, the Company President, who will devote the amount of time necessary to properly fulfill his duties. The Company anticipates that the number of employees might increase, in the future. Given the ability of the Company to contract out much of its required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next 12 months. No formal contract for the compensation of the current employee exists as of March 15, 2005, but a contract is likely to be determined within the next twelve months.


Years Ended December 31, 2004 and 2003

REVENUES

We have generated no revenues from continuing operations from inception. During Fiscal Year 2004 the Company generated no revenue. During the year ended December 31, 2003, the Company generated $1,625 from a discontinued business, and $16,901 from inception from discontinued operations.


COSTS AND EXPENSES

From our inception through December 31, 2004, we have incurred losses of $1,045,859. These expenses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

The Company incurred operating expenses of $355,025 during the year ended December 31, 2004 as compared to $224,604 of expenses in 2003. The 2004 expenses are composed principally of consulting and engineering expenses associated with the establishment of the spring water business, legal and accounting fees and interest expense on the Company's funding instruments. 2004 operating costs were higher than 2003 due to the Company incurring higher interest expense principally associated with the Convertible Notes issued August 2004 and in the 4th quarter of 2004 and the increased consulting and engineering fees associated with developing the spring site.

During the year ended 2004 the Company made $93,518 from its trading of marketable securities. This is recorded as a transaction gain under other income. Also included in other income is the sale of timber from the spring property which resulted in a gain of approximately $60,000. Other income also includes a charge of approximately $144,000 which related to an overdrawn loan account to director Mr. Joel Sens. Mr. Sens had lent considerable sums of money to the Company and the Company over paid the amounts due on notes and loans to him. The director's intention is to repay those overdrawn amounts and this will result in a reverse of this charge in a subsequent financial period.

The 2003 operating expenses are composed principally of accrued salary for the Company's sole employee, accounting fees, interest on notes and loans, consulting fees associated with acquisition of land and spring, and legal fees associated with the administration of the corporate entity. There are no significant costs associated with the discontinued pre-settlement funding business.

During the year ended December 31, 2003, the Company was legally released from its obligations to a former employee and several creditors for unpaid accrued salaries and liabilities of approximately $747,000. The Company recognized $747,000 of other income in connection with extinguishment of debt.


Liquidity and Capital Resources

As of December 31, 2004, the Company had a working capital surplus of $1,591,251. The Company had an available cash balance of $190,419, a marketable securities balance of $1,556,405 and an accounts payable and accrued liabilities balance, including accrued interest on the notes, of approximately $75,000.

As a result of our operating losses from our inception through December 31, 2004, we generated a cash flow deficit of $2,319,326 from operating activities.

The Company has plans for capital expenditures at the spring site. These expenditures are currently estimated to be between $400,000 and $500,000 and will include the renovation of the spring catchment which protects the water spring from outside elements, the erection of a loadout facility to better enable trucks to come in and out of the facility to pick up bulk loads of water for transport, new piping and filtration equipment, the addition of a 20,000 gallon storage tank and pad that will allow for additional storage capacity to be added on as needed basis.

The Company has entered into agreements to acquire two parcels of land located approximately 10 miles south of the Mt. Sidney, Virginia location. The properties are located in the city of Staunton, Virginia. The two parcels consist of one site that is 33.52 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $725,000. The second parcel is approximately 3.46 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $240,000. Both purchases are subject to a study period which the Company is now currently undertaking. The Company has made a refundable $50,000 deposit on the 33.52 acre site and the Company is subject to pay a $10,000 deposit on the 3.46 acre site. Although no assurances can be given, both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. The Company may determine in the future to use a portion of these properties for developing a bottling facility.


ACQUISITION OF LAND AND SPRING

In October 2003, the Company acquired land and spring located in Mt. Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October, 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings, Inc. $300,000 was paid on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest was due and paid in April, 2004 and $200,000 plus interest was due and paid in October, 2004. The Company used its large cash balances to pay off the remainder due under the promissory note in the 1st quarter of 2005. $162,500 plus interest was due in October, 2006 and the remaining principal of $237,500 and interest was due in October, 2008, the fifth anniversary of the acquisition. The following notes associated with the spring acquisition were also paid in 2004. A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October, 2003 to Joel Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October, 2004. The notes to Joel Sens and Stafford Street Capital were paid when due in 2004.


SERIES A CONVERTIBLE PREFERRED STOCK

In April 2004, one the Company's Series A Preferred Stock shareholders tendered 5,000 shares of the company's previously issued Series A Preferred Stock valued at $5 per share, as part of the payments for stock options exercised (note G). the preferred shares were subsequently canceled by the company.

In December 2004, our Series A Preferred Stock holders elected to convert an aggregate of 50,000 shares of Preferred Stock into 500,000 shares of the Company's common stock, at a ratio of ten (10) shares of common stock for each share of preferred stock. In connection with the conversion, we also issued an aggregate of 50,000 shares of our common stock in exchange for $25,000 of dividends in arrears. As of December 31, 2004, all Series A Convertible Preferred Stock have been converted to the Company's common stock, and there was no Preferred Stock issued and outstanding at December 31, 2004

During the year ended December 31, 2003, we issued an aggregate of 55,000 shares of Series A Convertible Preferred Stock in exchange for $275,000 of proceeds, net of costs and fees. The shares were convertible into common stock at the option of the holder at a ratio of 10 Common Shares for each preferred share if converted before the first anniversary of the original issue date and at a ratio of 5 Common Shares for each Preferred Share if conversion is made after the first anniversary but before the second anniversary. The preferred series could have been redeemed for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The preferred shareholders were entitled to cumulative dividends when, as and if declared by the board at a per share rate of 10% per annum of the original issue price. At the option of the preferred shareholder, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of Common Stock upon conversion of the Preferred Stock to Common Stock. In event of a liquidation of our Company the Preferred Stock ranked higher than the Common Stock in determining the distribution of assets and surplus funds.


PRIVATE PLACEMENT

In August 2004 the Company issued a Private Placement Memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes ("Convertible Notes"), and 300 warrants to purchase 300 shares of the Company's common stock at $0.85 per share. The Convertible Notes accrue interest at 11% per annum, payable and due in September 2009. The noteholders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

As of December 31, 2004, the Company had received total proceeds of $2,710,116, net of placement costs and fees, and had issued to the investors $1,476,000 of Convertible Notes. The Company is also obligated to issue approximately 55,000 shares of its common stock, valued at $25,581, to the investors in connection with the private placement. As of December 31, 2004, the common shares had not been issued and the Company has accounted for these shares as common stock subscription payable.


FUTURE FUNDING REQUIREMENTS AND GOING CONCERN

There are no assurances we will be successful in raising the funds required to operate our business. Within the next year further funds will be needed to meet our obligations under the purchase agreement for the Seawright Springs property as described above, and to fund improvements to that property and its initial operations.

While we develop our new business strategy and seek further funding, we plan to use existing funds and funds generated from our spring water sales, to fund our current level of operating activities.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report included herein, that we have incurred operating losses since our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

The Company believes that it may be necessary to raise further capital to implement its business plan over the course of the next twelve months, though the Company does plan to use its existing capital resources and these resources may be sufficient to fund its current level of operating activities, capital expenditures, debt and other obligations through the next 12 months.

If during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company; this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        stock-based compensation; and
         o        revenue recognition.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock- Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that the customer and we jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed below, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

         o Limited operating history; anticipated losses; uncertainly of future results

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

         o        Potential fluctuations in quarterly operating results

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

         o        Management of Growth

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

         o        Risks associated with acquisitions

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


ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 are presented in a separate section commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants since the Company's formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company's filings with the Securities and Exchange Commission.


ITEM 8B. OTHER INFORMATION.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation of those controls by the Chief Executive Officer (principal executive officer) and the Treasurer (principal financial officer).

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

During 2004, directors Darryl Reed, Kenneth Brochin, and Jeffrey Sens resigned leaving Mr. Joel Sens as the sole director of the Company. Following the closing of the private placement in January 2005, the Company agreed to add two new directors, Ronald Attkisson and Jeffrey Sens, who was re-appointed.

Committees of the Board of Directors.

The Company presently does not have any active committees.

Compensation of Directors

Directors currently do not receive a salary for their services. They do not currently get paid a fee for their participation in meetings, although directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board. The Company anticipates that the directors will be compensated for attendance at meetings in the future.

Joel Sens, President, Chief Executive Officer, Treasurer and Secretary /Director

Mr. Joel Sens (age 40) is the current President, Chief Executive Officer, Treasurer and Secretary and has served in those positions since 2004. Mr. Sens has also been a director since the Company's inception. Mr. Sens is an entrepreneur who was a founder of Next Generation Media Corp., a publicly held media holding company, in March 1997. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

Jeffrey Sens, Director

Mr. Jeffrey Sens, age 40, currently holds a senior operations position in the FedEx Ground Division of FedEx Corp. He has held this position since 2001. From 1997 to 2001, Mr Sens was Vice President of Operations for Top Driver Inc., a national driver training products and services company and Ford Motor Company Partnership. Prior to working at Top Driver Inc., Mr. Sens held a variety of senior operations management positions with prominent consumer product companies such as Sara Lee Corp. (1995-1997) and President International Corp. (1992-1995). Mr Sens has a Bachelor of Science in Industrial Engineering from the University of Toledo snd an MBA from Clemson University. Mr. Jeffrey Sens is the brother of Joel Sens.

Ronald L. Attkisson , Director

Ronald L Attkisson, age 56, President, Chief Executive Officer and a Founder of Jones, Byrd and Attkisson which is a NASD registered Broker Dealer Firm based in Atlanta, Georgia. Prior to Jones, Byrd and Attkisson, Mr. Attkisson has worked in the investment banking and brokerage business since 1977 with the national and regional firms Reynolds Securities, The Robinson- Humphrey Company, Interstate Securities, Johnson, Lane, Space, Smith & Company and Attkisson and Associates. Prior to the securities industry, Mr Attkisson worked for the North Carolina Department of Human Resources. Mr. Attkisson graduated from the University of North Carolina at Chapel Hill in 1970.

(b) Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgatred under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act.


Code of Ethics.

The Company has not adopted a formal code of ethics that applies to the Company's directors, officers or employees. To date, the Company has been a development stage company with no principal operating activities and limited resources. The Company also has only one employee, who also holds all officer positions in the Company. Because of these factors, the Company has not had the ability to adopt a formal code of ethics, but the Company expects to adopt such a code in the future.


ITEM 10. EXECUTIVE COMPENSATION.

During the year ended December 31, 2003 previous compensation agreements were renegotiated such that only Mr. Joel Sens was to receive compensation. Mr. Sens received compensation totaling $90,000 in respect of his services during the last three fiscal years, which is the only compensation paid by the Company since its inception. This was paid in October 2004. There have been no other awards or stock based compensations in the last three fiscal years.

The Company anticipates that Mr. Sens will receive an annual salary of $180,000 per year.

The table set forth below summarizes the annual and long-term compensation paid by the Company during the years ended December 31, 2004, 2003 and 2002 to or for the account of Mr. Joel Sens, the Company's Chief Executive Officer, President, Treasurer and Secretary.

                                          SUMMARY COMPENSATION TABLE

------------- ----------- ----------------------------------- -------------------------------------------------
                                 Annual Compensation                       Long-Term Compensation
                          ----------------------------------- -------------------------------------------------
                                                                      Awards                   Payouts
                                                              ------------------------ ------------------------
                                                    Other
Name and                                            Annual    Restricted   Securities               All Other
Prinicpal                  Salary                Compensation   Stock       Underlying   LTIP      Compensation
Position          Year      ($)(1)    Bonus ($)      ($)       Awards ($)  Options/SARs Payouts($)      ($)
------------- ----------- ---------- ---------- ------------- ----------- ------------ ----------- ------------
Joel Sens,
CEO              2004         0          0           0            0            0           0            0
------------- ----------- ---------- ---------- ------------- ----------- ------------ ----------- ------------
                 2003      90,000        0           0            0            0           0            0
------------- ----------- ---------- ---------- ------------- ----------- ------------ ----------- ------------
                 2002         0          0           0            0            0           0            0
------------- ----------- ---------- ---------- ------------- ----------- ------------ ----------- ------------

(1) October 2000 Employment Agreements, contracting for $140,000 per year, with former President Mr. Reed and Mr. Sens were renegotiated during the current fiscal year and no compensation other than the $90,000 described above has been recorded and was paid to Mr. Sens in October 2004.

Under an October 2000 agreement the Company issued 3,000,000 shares to Mr. Sens as founder, at a price of $0.001 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 14, 2005 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and
(ii) all directors and executive officers of the Company individually and as a group:

Title of         Name and Address                     Amount and Nature     Percent of
Class            of Beneficial Owner(1)               of Beneficial          Class (2)
                                                      Ownership(2)
--------------------------------------------------------------------------------------

Common Stock     Jones, Byrd & Attkisson                 594,000 (3)        5.4%
                 2839 Paces Ferry Road, Suite 320
                 Atlanta, Georgia 30339

Common Stock     Theodore Kanakis                      1,100,000             10%
                 1160 N. Quincy Street #408
                 Arlington VA 22201

Common Stock    Joel Sens                              5,770,500 (4&5)     52.6%
                600 Cameron Street
                Alexandria VA 22314

Common Stock    Ronald L. Attkisson                          100 (6)        *
                2839 Paces Ferry Road, Suite 320
                Atlanta, Georgia 30339

Common Stock    Jeffrey Sens                                   0            0
                1210 Springtree Lane
                Westerville Ohio
                43801

Common Stock    All executive officers                 5,770,600 (6)       52.6%
                and directors as a group (3 persons)


* less than 1%

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned and the shareholders percentage ownership is based on issued common stock, as well as stock options and warrants that are currently exercisable.

(3) These 594,000 shares represent shares of common stock that are issuable to Jones, Byrd and Attkisson on the exercise of warrants

(4) Included within this amount are stock options issued to Mr. Joel Sens exercisable for 1,500,000 shares of common stock of the Company that Mr. Sens has the right to purchase at any time in the following amounts and prices:

         o 400,000 shares of Company's common stock at $.50 per share,
         o 300,000 shares of Company's common stock at $1.00 per share,
         o 300,000 shares of Company's common stock at $1.75 per share,
         o 500,000 shares of Company's common stock at $2.00 per share.

Mr. Joel Sens right to purchase these shares was granted as part of Mr. Joel Sens original subscription agreement with the Company.

(5) Included within this amount is 175,000 shares owned by Stafford Street Capital LLC, a subsidiary wholly owned by Mr. Joel Sens.

(6) These totals do not include shares owned by Jones, Byrd & Attkisson, of which Ron Attkisson is a shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions.

There have been no related party transactions, except for the following:

The President and principal shareholder Joel Sens advanced cash and the Company issued notes to Joel Sens for a total of approximately $230,000 at December 31, 2003. The advances were subject to interest at a rate of 7% per annum and two notes, one for $50,000 to Stafford Street Capital, an investment Company owned by Joel Sens, and one for $65,000 to Joel Sens, were subject to interest at a rate of 10% per annum. These notes and loan balances were repaid to Joel Sens during the year ended December 31, 2004. The amounts due on the advances and notes were overpaid by the Company by $144,000. This was accordingly expensed for the year ended December 31, 2004. The intention of the director is to ensure the overpayment is returned to the Company. When repayment occurs the charge to other expense will be reversed in the subsequent period.

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

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                EXHIBIT INDEX



Exhibit No.                    Description
-----------                    -----------

(1) Form of Amended Underwriting and Selling Agreement between Pre-Settlement Funding and Three Arrows Capital Corp. (incorporated by reference from exhibit 1 of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(3)(i)(1) Amended and Restated Certificate of Incorporation (incorporated by reference from exhibit 3(i) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(3)(i)(2) Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation (incorporated by reference on Form 8-K as filed on October 24, 2003).

(3)(i)(3) Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc. (incorporated by reference on Form 8-K as filed on October 24, 2003).

(3)(ii)(1) Amended and Restated Bylaws (incorporated by reference from exhibit 3(ii) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(3)(ii)(2)        Amended and Restated Bylaws of Seawright Holdings, Inc.
                  (incorporated by reference on Form 8-K as filed on October 24, 2003).

(4)(i) Amended Form of Subscription Agreement (incorporated by reference from exhibit 4(i) of Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001).

(4)(ii) Form of 10% Convertible Note (incorporated by reference from exhibit 4(ii) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(4)(iii) Form of Registration Agreement relating to the 10% Convertible Notes (incorporated by reference from exhibit 4(iii) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(4)(iv) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Joel P. Sens (incorporated by reference from exhibit 4(iv) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(4)(v) Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Darryl Reed (incorporated by reference from exhibit 4(v) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(4)(vi) Form of Common Stock Purchase Option relating to Exhibits 4(iv) and 4 (v) (incorporated by reference from exhibit 4(vi) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(4)(vii) Form of Amended Escrow Agreement by and between Pre-Settlement Funding Corporation, Three Arrows Capital Corp. and The Business Bank, (incorporated by reference from exhibit 4(vii) of Post-Effective Amendment No. 1, filed on Form SB-2 on July 6, 2001).

(9) Stockholder Agreement by and among Pre-Settlement Funding Corporation, Joel P. Sens and Darryl W. Reed, dated October 26, 2000 (incorporated by reference from exhibit 9 of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(10)(i) Form of Purchase and Security Agreement (incorporated by reference from exhibit 10(i) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9,
                  2001).

(10)(ii) Employment Agreement between Pre-Settlement Funding Corporation and Joel Sens dated October 1, 2000 (incorporated by reference from exhibit 10(iii) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(10)(iii) Letter by Typhoon Capital Consultants, LLC to Pre-Settlement Funding Corporation on December 11, 2001 withdrawing as a consultant to Pre-Settlement Funding Corporation and waiving all rights to any cash or equity compensation owed to it by Pre-Settlement Funding Corporation except for the fifty thousand (50,000) shares already issued to Typhoon Capital Consultants, LLC, (incorporated by reference from exhibit [[ ]] of Post-Effective Amendment No. 5, filed on Form SB-2 on January 16, 2002).

(10)(iv) Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku (incorporated by reference from exhibit 10(v) of Post-Effective Amendment No. 1, filed on Form SB-2 on July 6,
                  2001).

(10)(v) Letter Agreement for consulting services dated August 31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC (incorporated by reference from exhibit 10(vi) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(10)(vi) Letter Agreement for consulting services dated June 13, 2000 between Pre-Settlement Funding Corporation and Baker Technology, LLC (incorporated by reference from exhibit 10(vii) of the Company's registration statement on Form SB-2 as filed with the SEC on March 9, 2001).

(10)(vii) Purchase and Sale Agreement By and Between Baker Seawright Corporation, Seller and Stafford Street Capital, LLC (filed on Form 8-K as filed on October 24, 2003).

(10)(viii) Assignment of Contract pursuant to Purchase and Sale Agreement (incorporated by reference on Form 8-K as filed on October 24, 2003).

(10)(ix) Amendment to Purchase and Sale Agreement (incorporated by reference on Form 8-K as filed on October 24, 2003).

(10)(x) David Levy Termination Agreement dated October 1, 2004 (incorporated by reference on Form S-8 POS as filed on February 7, 2005)

(21)              Subsidiaries of the Registrant, as filed herewith.

(23) Consent of Independent Registered Certified Public Accounting Firm, as filed herewith.

(31) Certification of Chief Executive Officer and Treasuer (principal executive officer and principal financial officer), pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                  Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

(32) Certification of Chief Executive Officer and Treasuer (principal executive officer and principal financial officer), pursuant to 18 United States Code Section 1350, as enacted by
                  Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

       ------------------------ ------------------- ------------------
                                 DECEMBER 31, 2004  DECEMBER 31, 2003
       ------------------------ ------------------- ------------------
       1.  Audit Fees               $ 32,950            $ 34,680
       ------------------------ ------------------- ------------------
       2.  Audit Related Fees             --                  --
       ------------------------ ------------------- ------------------
       3.  Tax Fees                       --                  --
       ------------------------ ------------------- ------------------
       4.  All Other Fees                 --                  --
       ------------------------ ------------------- ------------------
            Total Fees              $ 32,950            $ 34,680
       ------------------------ ------------------- ------------------

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

         Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

        Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2005


                                                Seawright Holdings, Inc.
                                                a Delaware Corporation

                                                By: /s/ Joel Sens
                                                    ---------------------------
                                                        Joel Sens
                                                Title:  Chief Executive Officer


            In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2005
                                               By: /s/ Joel Sens
                                                    ---------------------------
                                                       Joel Sens
                                               Title:  Chief Executive Officer,
                                                       President, Treasurer
                                                       (principal financial and
                                                       accounting officer) and
                                                       Director

Date:  April 15, 2005
                                               By:  /s/ Ronald L. Attkisson
                                                    ---------------------------
                                                       Ronald L. Attkisson
                                               Title:  Director




Date:  April 15, 2005
                                               By:  /s/ Jeffrey Sens
                                                    ---------------------------
                                                       Jeffrey Sens
                                               Title:  Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549







                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                            SEAWRIGHT HOLDINGS, INC.

                            SEAWRIGHT HOLDINGS, INC.


                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                                                     PAGE NO.
                                                                     --------
Report of Independent Certified Public Accounting Firm                  F-3

Consolidated Balance Sheets at December 31, 2004 and 2003            F-4 ~ F-5

Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003, and the Period October 14, 1999
  (Date of Inception) Through December 31, 2004                         F-6

Consolidated Statement of (Deficiency in) Stockholders' Equity
   for the Period October 14, 1999 (Date of Inception) Through
   December 31, 2004                                                 F-7 ~ F-8

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003, and the Period October 14, 1999
   (Date of Inception) Through December 31, 2004                     F-9 ~ F-10

Notes to Consolidated Financial Statements                          F-11 to F-27

                   RUSSELL BEDFORD STEFANOU MIRCHANDANI , LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


--------------------------------------------------------------------------------

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------


Board of Directors
Seawright Holdings, Inc.
Alexandria, VA


         We have audited the accompanying consolidated balance sheets of Seawright Holdings Inc. and subsidiary, a development stage company, (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended and for the period October 14, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seawright Holdings Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended, and for the period October 14, 1999 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   \S\ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants
McLean, Virginia
March 25, 2005

                            SEAWRIGHT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                        2004             2003
                                                        ----             ----
ASSETS
 Current assets:
 Cash and cash equivalent                            $  190,419      $       --
 Marketable securities (Note B)                       1,556,405              --
 Prepaid expenses and other                              65,700              --
                                                     ----------      ----------
 Total current assets                                 1,812,524              --

 Property and equipment, at cost (Note C)
 Land                                                 1,000,000       1,000,000
 Equipment                                                7,592              --
 Building improvement                                     6,780           6,780
                                                     ----------      ----------
                                                      1,014,372       1,006,780
 Less: accumulated depreciation                             417              --
                                                     ----------      ----------
 Total property and equipment                         1,013,955       1,006,780

 Other assets:
 Financing costs, net of accumulated amortization
  of $39,411 and $0 at December 31, 2004 and 2003,
  respectively. (Note H)                                506,049              --
 Discontinued operations, claimed receivable, net            --           6,000
                                                     ----------      ----------
 Total other assets                                     506,049           6,000


 Total assets                                        $3,332,528      $1,012,780
                                                     ==========      ==========


          See accompanying notes to consolidated financial statements.


                                      SEAWRIGHT HOLDINGS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    DECEMBER 31, 2004 AND 2003

                                                              2004              2003
                                                              ----              ----
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
  EQUITY
Current liabilities:
Cash disbursed in excess of available funds               $        --       $    24,688
Accounts payable and accrued liabilities                       75,273           148,547
Accrued liabilities - put agreement (Note G)                  146,000                --
Note payable, current portion  (Note D)                            --           415,000
Shareholder advances (Note I)                                      --           121,937
                                                          -----------       -----------
Total current liabilities                                     221,273           710,172

Long-term liabilities:
Note payable, long-term portion (Note D)                      400,000           400,000
Convertible notes payable, net of debt discount
 (Note E)                                                     900,018                --
                                                          -----------       ------------
Total long-term liabilities                                 1,300,018           400,000

COMMITMENTS AND CONTINGENCIES (Note M)                             --                --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share;
 100,000 shares authorized:

Series A convertible preferred stock, par value
$0.001 per share; 60,000 authorized; none and 55,000 shares
 issued and outstanding at December 31, 2004 and
 2003, respectively. (Note F)                                      --                55
Common stock, par value $.001 per share;
 19,900,000 shares authorized; 8,622,978 and
 5,368,000 shares issued and outstanding at December
 31, 2004 and 2003, respectively. (Note F)                      8,623             5,368
Additional paid-in-capital                                  2,822,892           463,873
Preferred stock dividend (Note F)                             (25,000)               --
Common stock subscription (Note E)                             25,581                --
Deficit accumulated during development stage               (1,020,859)         (566,688)
                                                          -----------       -----------
(Deficiency in) stockholders' equity                        1,811,237           (97,392)
                                                          -----------       -----------
Total liabilities and (deficiency in)
 stockholders' equity                                     $ 3,332,528       $ 1,012,780
                                                          ===========       ===========

                    See accompanying notes to consolidated financial statements.


                                            SEAWRIGHT HOLDINGS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      For the period from
                                                                                    October 14, 1999 (date
                                                                                     of inception) through
                                                         2004               2003       December 31, 2004
                                                         ----               ----       -----------------
Costs and expenses:
 Selling, general and administrative                  $   334,608       $   224,604       $ 1,650,517
 Depreciation expenses (Note C)                               417                --               417
                                                      -----------       -----------       -----------
Total operating expense                                   335,025           224,604         1,650,934

Loss from operations                                     (335,025)         (224,604)       (1,650,934)

Other income (expenses):
Other expenses (Note I)                                  (144,006)               --          (144,006)
Gain on trading securities (Note B)                        93,518                --            93,518
Other income (Note J)                                      60,948                --            60,948
Extinguishment of debt (Note J)                                --           747,103           747,103
Interest (expenses), net                                 (129,606)          (17,278)         (144,389)
                                                      -----------       -----------       -----------
Total other income (expense)                             (119,146)          729,825           613,174

Income (loss) from continuing operations, before
income taxes and discontinued operations                 (454,171)          505,221        (1,037,760)

Provision for income tax                                       --                --                --
                                                      -----------       -----------       -----------

Income (loss) from continuing operations, before
discontinued operations                                  (454,171)          505,221        (1,037,760)

Income from discontinued operations (Note A)                   --             1,625            16,901

Net income (loss)                                     $  (454,171)      $   506,846       $(1,020,859)
                                                      ===========       ===========       ===========


Preferred stock dividend (Note F)                         (25,000)               --           (25,000)
                                                      -----------       -----------       -----------

Net income (loss) attributable to common
shareholders                                          $  (479,171)      $   506,846       $(1,045,859)
                                                      ===========       ===========       ===========


Earnings (losses) per common share (basic and
assuming dilution) (Note K)                           $     (0.09)      $      0.09
                                                      ===========       ===========
Continuing operations                                 $     (0.09)      $      0.09
                                                      ===========       ===========
Discontinued operations                               $        --       $      0.00
                                                      ===========       ===========

Weighted average common shares outstanding              5,587,452         5,368,000


                         See accompanying notes to consolidated financial statements.

                                                     F-6


                                                     SEAWRIGHT HOLDINGS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                             FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Deficit
                                                                                          Common           Accumulated
                                               Preferred            Common    Additional  Stock   Preferred   During
                                     Preferred   Stock   Common     Stock      Paid-in   Subscrip-  Stock  Development
                                      Shares    Amount   Shares     Amount     Capital     tion   Dividend    Stage        Total
                                     -----------------------------------------------------------------------------------------------
Net loss                                   --       --          --        --          --      --        --      (1,291)      (1,291)
                                     -------- -------- ----------- --------- ----------- ------- --------- -----------  -----------
 BALANCE AT DECEMBER 31, 1999              -- $     --          -- $      -- $        -- $    -- $      -- $    (1,291) $    (1,291)
 Common stock issued on September
  30, 2000 in exchange for
  convertible debt at $.50 per share       --       --      78,000        78      38,922      --        --          --       39,000
 Common stock issued on November
  27, 2000 in exchange for
  convertible debt at $.50 per share       --       --      26,000        26      12,974      --        --          --       13,000

Net loss                                   --       --          --        --          --      --        --    (157,734)    (157,734)
                                     -------- -------- ----------- --------- ----------- ------- --------- -----------  -----------
 BALANCE AT DECEMBER 31, 2000              -- $     --     104,000 $     104 $    51,896 $    -- $      -- $  (159,025) $  (107,025)
 Common stock issued on January 1,
  2001 in exchange for convertible
  debt at $.50 per share                   --       --     174,000       174      86,826      --        --          --       87,000
 Common stock issued on January 2,
  2001 to founders in exchange for
  services rendered at $.001 per
  share                                    --       --   5,000,000     5,000          20      --        --          --        5,020
 Common stock issued on January 2,
  2001 in exchange for services
  rendered at $.50 per share               --       --      90,000        90      44,910      --        --          --       45,000

Net loss                                   --       --          --        --          --      --        --    (556,921)    (556,921)
                                     -------- -------- ----------- --------- ----------- ------- --------- -----------  -----------
 BALANCE AT DECEMBER 31, 2001              -- $     --   5,368,000 $   5,368 $   183,652 $    -- $      -- $  (715,946) $  (526,926)

 Net loss                                  --       --          --        --          --      --        --    (357,588)    (357,588)
                                     -------- -------- ----------- --------- ----------- ------- --------- -----------  -----------
 BALANCE AT DECEMBER 31, 2002              -- $     --   5,368,000 $   5,368 $   183,652 $    -- $      -- $(1,073,534) $  (884,514)
 Preferred stock issued in exchange
  for cash at $5 per share             55,000       55          --        --     274,945      --        --          --      275,000
 Stock options issued in exchange
  for services rendered (Note H)           --       --          --        --       5,276      --        --          --        5,276

Net income                                 --       --          --        --          --      --        --     506,846      506,846
                                     -------- -------- ----------- --------- ----------- ------- --------- -----------  -----------

 BALANCE AT DECEMBER 31, 2003          55,000 $     55   5,368,000 $   5,368 $   463,873 $    -- $      -- $  (566,688) $   (97,392)
                                     ======== ======== =========== ========= =========== ======= ========= ===========  ===========

                                   See accompanying notes to consolidated financial statements.

                                                               F-7






                                                     SEAWRIGHT HOLDINGS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
                             FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Deficit
                                                                                       Common             Accumulated
                                               Preferred            Common  Additional  Stock   Preferred    During
                                     Preferred   Stock   Common     Stock    Paid-in  Subscrip-   Stock    Development
                                      Shares    Amount   Shares     Amount   Capital    tion     Dividend     Stage        Total
                                     -----------------------------------------------------------------------------------------------

 BALANCE FORWARD                     55,000  $    55    5,368,000 $  5,368 $  463,873  $     -- $      --  $  (566,688) $   (97,392)
Preferred stock canceled in
 exchange for stock options
 exercised at $.5625 per share       (5,000)      (5)          --       --    (24,995)       --        --           --      (25,000)
Common stock issued on April 8,
 2004 in exchange for cash at $.30
 per share                               --       --      300,000      300     89,700        --        --           --       90,000
Common stock issued and subscribed
 in connection with private
 placement (Note E)                      --       --    2,404,978    2,405  1,116,130    25,581        --           --    1,144,116
Conversion of preferred stock to
 common stock                       (50,000)     (50)     500,000      500       (450)       --        --           --           --
Preferred stock dividend                 --       --       50,000       50     24,950        --   (25,000)          --           --
Warrants issued to consultants in
 exchange for services rendered
 (Note H)                                --       --           --       --    545,460        --        --           --      545,460
Beneficial conversion feature of
 convertible debentures (Note E)         --       --           --       --    402,859        --        --           --      402,859
Value of warrants attached to
 convertible debentures (Note E)         --       --           --       --    205,365        --        --           --      205,365

Net Loss                                 --       --           --       --         --        --        --     (454,171)    (454,171)
                                   --------  -------  ----------- -------- ----------  -------- ---------  -----------  -----------
 BALANCE AT DECEMBER 31, 2004            --  $    --    8,622,978 $  8,623 $2,822,892  $ 25,581 $ (25,000) $(1,020,859) $ 1,811,237
                                   ========  =======  =========== ======== ==========  ======== =========  ===========  ===========


                                   See accompanying notes to consolidated financial statements.


                                           SEAWRIGHT HOLDINGS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the period from
                                                 For the year ended December 31,   October 19, 1999 (date
                                                                                   of inception) through
                                                    2004                2003         December 31, 2004
                                                    ----                ----         -----------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period from
continuing operations                            $  (454,171)      $   505,221       $(1,037,760)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Income from discontinued operations                       --             1,625            16,901
Depreciation expense (Note C)                            417                --               417

Extinguishment of debt (Note J)                           --          (747,103)         (747,103)
Common stock issued to founders (Note F)                  --                --             5,020
Common stock issued in exchange for
services rendered (Note F)                                --                --            45,000
Stock options issued in exchange for
services rendered (Note H)                                --             5,276             5,276
Amortization of financing costs -warrants
granted (Note H)                                      39,411                --            39,411
Writ-off of claimed receivable -
discontinued operations                                6,000                --             6,000
Amortization of debt discount - beneficial
conversion feature of convertible
debentures (Note E)                                   22,077                --            22,077
Amortization of debt discount - value of
warrants attached to convertible
debentures (Note E)                                   10,165                --            10,165
Changes in assets and liabilities:
Marketable securities, trading (Note B)           (1,556,405)               --        (1,556,405)
Loans receivable                                          --             3,228                --
Claims receivable                                         --             2,000            (6,000)
Prepaid expenses and other                           (65,700)               43           (65,700)
Cash disbursed in excess of available fund           (24,688)           24,688                --
Accounts payable and accrued liabilities              47,725            28,736           943,375
                                                 -----------       -----------       -----------

NET CASH (USED IN) OPERATING ACTIVITIES           (1,975,169)         (176,286)       (2,319,326)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                  (7,592)         (306,780)         (314,371)
                                                 -----------       -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES               (7,592)         (306,780)         (314,371)


                         See accompanying notes to consolidated financial statements.

                                                     F-9







                                                SEAWRIGHT HOLDINGS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                  For the period from
                                                For the year ended December 31,  October 19, 1999 (date
                                                                                  of inception) through
                                                  2004                 2003         December 31, 2004
                                                  ----                 ----         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and
stock subscription, net of costs and fees
(Note F)                                          1,234,116                --         1,234,116
Proceeds from issuance of capital notes,
net                                                      --                --           139,000
Proceeds from issuance of convertible
notes (Note E)                                    1,476,000                --         1,476,000
Proceeds from (repayments of) notes
payable (Note D)                                   (415,000)          115,000          (300,000)
Proceeds from issuance of preferred stock,
net of costs and fees (Note F)                           --           275,000           275,000
Proceeds from (repayments of) shareholder
advances (Note I)                                  (121,936)           93,048                --
                                                -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         2,173,180           483,048         2,824,116


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     190,419               (18)          190,419

Cash and cash equivalents at the beginning
of the period                                            --                18                --
                                                -----------       -----------       -----------

Cash and cash equivalents at the end of
the period                                      $   190,419       $        --       $   190,419
                                                ===========       ===========       ===========

Supplemental Disclosures of Cash Flow
Information
Cash paid during the period for interest        $    49,487       $        --       $    49,487
Income taxes paid                                        --                --                --
Common stock issued to founders (Note F)                 --                --             5,020
Common stock issued for services (Note F)                --                --            45,000
Stock options issued in exchange for
services rendered (Note H)                               --             5,276             5,276
Notes payable issued in connection with
acquisition of land (Note C)                             --           700,000           700,000
Warrants issued in exchange for financing
costs (Note H)                                      545,460                --           545,460
Amortization of financing costs (Note H)            (39,411)               --           (39,411)
Beneficial conversion feature of
convertible notes (Note E)                          402,859                --           402,859
Value of warrants attached to convertible
debentures (Note E)                                 205,365                --           205,365
Amortization of debt discount - beneficial
conversion feature of convertible
debentures (Note E)                                  22,077                --            22,077
Amortization of debt discount - value of
warrants attached to convertible
debentures (Note E)                                  10,165                --            10,165


                         See accompanying notes to consolidated financial statements.

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

Seawright Holdings, Inc., ("Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to development of spring water bottling and distribution business. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $1,020,859.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS
-----------------------

As a result of the Company's acquisition of real property and improvements in October 2003 (see Note C), the Company restructured its operations to focus on the development of the spring water bottling and distribution business. This restructuring included the discontinuance of financing plaintiffs who are involved in personal injury claims. Accordingly, the Company's plaintiff's financing business segment is accounted for as a discontinued operation, and the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The Company has not allocated any previously incurred corporate overhead and selling, general and administrative expenses to the discontinued operation.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the following periods were:

                                                                             For the Period
                                                                            October 14, 1999
                                         For the year ended December 31,   (Date of Inception)
                                                                                  to
                                               2004        2003             December 31, 2004
                                               ----        ----            ------------------
Revenues                                     $   --      $ 1,625                 $16,901
Net income before income taxes                   --        1,625                  16,901
Provision for income taxes                       --           --                      --
                                             ------      -------                 -------

Net income from discontinued operations      $   --      $ 1,625                 $16,901
                                             ======      =======                 =======


REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

USE OF ESTIMATES
----------------

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

CASH AND CASH EQUIVALENTS
-------------------------

The Company maintains a cash balance in a non -interest-bearing account that currently does not exceed federally insured limits. For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives.

ADVERTISING
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur advertising costs during the year ended December 31, 2004. The Company has charged to operations advertising costs of $500 during the year ended December 31, 2003.

IMPAIRMENT OF LONG LIVES ASSETS
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No.144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted , based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of be reported at the lower of the carrying amount or the fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

STOCK BASED COMPENSATION
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123." This statement amends SFAS No.123, "Accounting for Stock based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

------------------------------------

                                                                               2004              2003
                                                                               ----              ----
Net income (loss) - as reported                                             $(454,171)      $ 506,846
Add: Total stock based employee compensation expense as reported under
intrinsic value method (APB. No. 25)                                               --              --

Deduct:  Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                       --              --
                                                                            ---------       ---------
Net income (loss) - Pro Forma                                                (454,171)        506,846
Net income (loss) attributable to common stockholders - Pro forma           $(479,171)      $ 506,846
                                                                            =========       =========
Basic (and assuming dilution) earning (loss) per share - as reported        $   (0.09)      $    0.09
                                                                            =========       =========
Basic (and assuming dilution) earning (loss) per share - Pro forma          $   (0.09)      $    0.09
                                                                            =========       =========

EARNING (LOSS) PER SHARE
------------------------

Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No.128") Earnings per share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

SEGMENT INFORMATION
-------------------

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

INCOME TAXES
------------

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

CONCENTRATIONS OF CREDIT RISK
-----------------------------

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

LIQUIDITY
---------

The Company is in the development stage and its efforts have been principally devoted to developing spring water bottling and distribution business. To date, the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses of $1,020,859 for the period from inception through December 31, 2004. The Company's current assets exceeded its current liabilities by $1,591,251 as of December 31, 2004. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

DEBT AND EQUITY SECURITIES
--------------------------

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

--------------------------------------

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - MARKETABLE SECURITIES

During the year ended December 31, 2004, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At December 31, 2004, the Company's trading securities are carried at fair value of $1,556,405. Total realized gain amounted $133,515 and unrealized holding losses amounted $39,997. The Company included $93,518 of net gain on trading securities in its other income during the year ended December 31, 2004.

NOTE C- PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable (Note D). The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties water resources.

The purchase of land and improvements were accounted for in accordance with SFAS No. 141 and accordingly the operating results of the business has been included in the Company's financial statements since the date of purchase and inception of operations.

Major classes of property and equipment at December 31, 2004 and 2003 consist of the followings:

                                       2004               2003
                                       ----               ----

Land                                $ 1,000,000       $ 1,000,000
Building improvements                     6,780             6,780

Equipment                                 7,592                --
                                    -----------       -----------
                                      1,014,372         1,006,780

Less: Accumulated Depreciation             (417)               --
                                    -----------       -----------
Net Property and Equipment          $ 1,013,955       $ 1,006,780
                                    ===========       ===========

Equipment was depreciated over its estimated useful life of 5 years. Depreciation expense was $417 and $0 for the years ended December 31, 2004 and 2003, respectively.

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 are as follows:

                                                                                      2004            2003
                                                                                      ----            ----
6 % note payable, principal and accrued interest payable every six months starting the sixth month anniversary; personally guaranteed by the Company's
President and principal shareholder. Principal of $100,000 is due after the first sixth month from October 2003, $200,000 is due on the first anniversary date, 162,500 is due on the third anniversary, and $237,500 is due on the fifth
anniversary (Note C)                                                                 $ 400,000      $ 700,000

10 % note payable to a related party, principal and accrued interest payable on or before October 2004; unsecured.  The Company has paid in full the principal and all accrued interest of the note at
December 31, 2004. (Note I)                                                                 --         50,000

10 % note payable to a related party, principal and accrued interest payable on or before October 2004; unsecured.  The Company has paid in full the principal and all accrued interest of the note at
December 31, 2004. (Note I)                                                                 --         65,000
                                                                                     ---------      ---------
                                                                                       400,000        815,000

Less: current portion                                                                       --       (415,000)
                                                                                     ---------      ---------
Note payable - long term                                                             $ 400,000      $ 400,000
                                                                                     =========      =========

Aggregate maturities of long-term debt as of December 31, 2004 are as follows:

         YEAR                                                      AMOUNT
         ----                                                      ------
         2005                                                   $      --
         2006                                                     162,500
         2007                                                          --
         2008 and after                                           237,500
                                                                ---------
                                                                $ 400,000
                                                                =========

Subsequent to the date of the financial statements, the Company has paid in full the principal and all accrued interest of the note.

NOTE E - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes ("Convertible Notes"), and 300 warrants to purchase 300 shares of the Company's common stock at $0.85 per share. The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

As of December 31, 2004, the Company received total proceeds of $2,620,116, net of placement costs and fees of $331,884, for 984 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,476,000. The Company is obligated to issue 2,460,000 shares of its common stock, valued at $1,144,116, to the investors in connection with the private placement. An aggregate of 2,404,978 shares were issued to the investors at December 31, 2004, and the remaining aggregate of 54,998 shares were issued to the investors subsequent to date of financial statements (fractional shares of 24 shares of common stock will not be issued). The Company has accounted for the shares not been issued at December 31, 2004 as common stock subscription payable in the amount of $25,581. The Company also issued to investors an aggregate of 295,200 warrants as of December 31, 2004.

A summary of convertible promissory notes payable at December 31, 2004 and December 31, 2003 is as follows:


                                                                  2004             2003
                                                                  ----             ----
Convertible notes payable ("Convertible Notes"); 11%
per annum; maturity date is in September 2009; noteholder
 has the option to convert unpaid note
principal and interest the Company's common stock
at $0.85 per share                                             $1,476,000       $     --

Debt Discount - beneficial conversion feature, net
of accumulated amortization of $22,077 and $0, at
December 31, 2004 and December 31, 2003,
respectively                                                     (380,782)            --

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $10,165 and $0 at December 31, 2004 and December
31, 2003, respectively                                           (195,200)            --
                                                               ----------       --------
Total                                                          $  900,018       $     --
                                                               ----------       --------

Less: current portion                                                  --             --
                                                               ----------       --------
                                                               $  900,018       $     --
                                                               ==========       ========

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $402,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (five years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 295,200 shares of the Company's common stock at $0.85 per share. The warrants expire five years from the issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $205,365 to additional paid-in capital and a discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (five years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $32,242 and $0 for the year ended December 31, 2004 and 2003, respectively.

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of December 31, 2004 and 2003, the Company has none and 55,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, there are 8,622,978 and 5,368,000 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2003, the Company authorized the issuance of 60,000 shares of newly designated Series A Convertible Preferred stock, with a par value of $0.001 per share. As of December 31, 2003 the Company issued 55,000 shares of the Series A Convertible Preferred stock in exchange for $275,000, net of costs and fees.

The Series A Convertible Preferred Stock are convertible into the Company's common stock at the option of the holder at a ratio of ten (10) shares of common stock for each share of preferred stock if converted before the first anniversary of the original issue date and at a ratio of five (5) shares of common stock for each share of preferred stock if conversion is made after the first anniversary but before the second anniversary.

The preferred shares may be redeemed for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The Preferred Shareholders shall be entitled to cumulative dividends when, as and if declared by the Company's Board of Directors at a per share rate of 10% per annum of the original issue price. At the option of the preferred shareholders, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of the Company's common stock upon conversion of the preferred shares to common shares. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of payment of the original purchase price of the Preferred Shares plus all declared but unpaid dividends on such shares.

The fair value of the Company's common stock at the time the conversion option was granted was below the value of the Preferred Stock if converted. Accordingly, the Company recognized no beneficial conversion feature embedded in the Series A Preferred Stock.

In April 2004, one the Company's Series A Preferred Stock shareholders tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share, as part of the payments for stock options exercised (Note G). The preferred shares were subsequently canceled by the Company.

In April 2004, the Company issued an aggregate of 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

Pursuant to the Private Placement Memorandum (Note E), the Company was obligated to issue an aggregate of 2,460,000 shares of its common stock, valued at $1,144,116, to the investors in connection with 984 units sold in the private placement as of December 31, 2004. The Company has issued an aggregate of 2,404,978 shares to the investors at December 31, 2004, and the remaining aggregate of 54,998 shares were issued to the investors subsequent to date of financial statements (fractional shares of 24 shares of common stock will not be issued). The Company has accounted for the shares not been issued at December 31, 2004 as common stock subscription payable in the amount of $25,581.

In December 2004, the Company's Series A Preferred Stock holders elected to convert an aggregate of 50,000 sharers of Preferred Stock into 500,000 shares of the Company's common stock, at a ratio of ten (10) shares of common stock for each share of preferred stock. In connection with the conversion, the Company also issued an aggregate of 50,000 shares of its common stock in exchange for $25,000 of dividends in arrears. As of December 31, 2004, all Series A Convertible Preferred Stock have been converted to the Company's common stock, and there was no Preferred Stock issued and outstanding at December 31, 2004.

NOTE G - PUT AGREEMENT

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share (Note H), for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share (Note F). The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004.

In October 2004, the Company entered into an agreement ("put agreement") granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share (Note H).

The Company accounted for the put agreement in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified the shares issued and the put option as accrued liabilities, as the shares issued and put agreement embody obligations to repurchase the Company's equity shares that require the Company to settle by transferring its assets. The put options was measured initially at $90,000 and subsequently at fair value of $146,000 at December 31, 2004. In connection with the put agreement, the Company recognized a non-cash expense of $56,000 during the year ended December 31, 2004, which was a result of the decrease in the price of the Company's common stock between the date of the agreement and the Balance Sheet date.

NOTE H - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              -------------------                                  -------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
              $1.25        1,500,000                 5.84             $ 1.25     1,500,000          $ 1.25
              =====        =========                 ====             ======     =========          ======

Transactions involving options issued to employees and consultants summarized as follows:

                                                              Weighted Average
                                            Number of Shares  Price Per Share
                                            ----------------  ---------------
         Outstanding at January 1, 2003         1,520,000       $   1.25
            Granted                               837,500           0.56
            Exercised                                  --             --
            Canceled or expired                   (20,000)            --
                                               ----------       --------
         Outstanding at December 31, 2003       2,337,500       $   1.00
                                               ==========       ========
            Granted                                    --             --
            Exercised (Note G)                   (160,000)          0.56
            Canceled or expired (Note G)         (677,500)          0.56
                                               ----------       --------
         Outstanding at December 31, 2004       1,500,000       $   1.25
                                               ==========       ========

-------------------------

The Company did not grant any stock options to shareholders during the year ended December 31, 2004. The estimated value of the options granted to shareholders during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 2.65%, a dividend yield of 0% and volatility of 60%. The amount of the expense charged to operations in connection with granting the options was $0 and $5,276 for the year ended December 31, 2004 and 2003, respectively.

WARRANTS
--------

In connection with the Company's Private Placement (Note B) during the year ended December 31, 2004, the Company granted an aggregate of 295,200 warrants to investors and 594,000 warrants to placement agent in exchanged for services.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                              WARRANTS OUTSTANDING                                    WARRANTS EXERCISABLE
                              --------------------                                    --------------------

                                            Weighted Average         Weighed                        Weighted
                            Number        Remaining Contractual      Average         Number         Average
   Exercise Prices       Outstanding          Life (Years)        Exercise Price   Exercisable   Exercise Price
   ---------------       -----------          ------------        --------------   -----------   --------------
           $ 0.85           889,200            4.69                   $  0.85        889,200          $   85
           ======           =======            ====                   =======        =======          ======

Transactions involving warrants issued to investors and consultants are summarized as follows:

                                                             Weighted Average
                                           Number of Shares  Price Per Share
                                           ----------------  ---------------
         Outstanding at January 1, 2003             --           $  --
            Granted                                 --              --
            Exercised                               --              --
            Canceled or expired                     --              --
                                               -------           --------
         Outstanding at December 31, 2003           --              --
            Granted                            889,200               0.85
            Exercised                               --              --
            Canceled or expired                     --              --
                                               -------           --------
         Outstanding at December 31, 2004      889,200           $   0.85
                                               =======           ========

The estimated value of the compensatory warrants granted to the Company's placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the year ended December 31, 2004, the Company amortized financing costs and charged to operations an aggregate of $39,411.

NOTE I - RELATED PARTY TRANSACTIONS

As of December 31, 2003, the Company had notes payable to the Company's President and an entity controlled by the Company's President in the amount of $65,000 and $50,000, respectively. During the year ended December 31, 2004, the Company has paid in full the notes payable to the Company's President and notes payable to the entity controlled by the Company's President (Note D).

The Company's President has advanced funds to the Company for working capital purposes. The net amount of advances due to the Company's President at December 31, 2003 was $121,937. The Company has paid in full the amount due to the Company's President during the year ended December 31, 2004. Additionally, total payment the Company remitted exceeded total balance due to the Company's President in the amount of $144,006. The Company has accounted for the excess payment of $144,006 to the Company's President as other expense for the year ended December 31, 2004.

During the year ended December 31, 2003, one of the Company's former officers legally released the Company's obligation for all unpaid salaries (see Note J). Included in accounts payable and accrued liabilities at December 31, 2003 are $90,000 of unpaid salaries for the Company's President. During the year ended December 31, 2004, the Company has paid in full the accrued salaries.



NOTE J - OTHER INCOME

EXTINGUISHMENT OF DEBT
----------------------

During the year ended December 31, 2003, the Company was legally released from its obligation to a former employee and several creditors for unpaid accrued salaries and liabilities in an aggregate amount of $747,103. The Company accounted for the extinguishment of the debt as other income for the year ended December 31, 2003.

SALE OF TIMBER
--------------

During the year ended December 31, 2004, the Company has not commenced the spring water bottling and distribution business. The Company generated other income of $60,948 in connection with selling timber on the spring property.

NOTE K - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year.

                                                            2004               2003
                                                            ----               ----
Income (Loss) Available to Common Shareholders         $    (479,171)      $     506,846
                                                       -------------       -------------
Basic and Fully Diluted Earning (Loss) Per Share-
continuing operations                                  $       (0.09)      $        0.09
                                                       -------------       -------------
Basic and Fully Diluted Earning (Loss) Per Share-
discontinued operations                                $        0.00       $        0.09
                                                       =============       =============
Weighted Average Common Shares Outstanding                 5,587,452           5,368,000
                                                       =============       =============

NOTE L - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $1,020,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $346,800.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.


Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward                          $    346,800
Valuation allowance                                          (346,800)
                                                         ------------
Net deferred tax asset                                   $         --
                                                         ============


NOTE M - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
-----------------

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2004 and 2003 was $2,294 and $1,620, respectively and was charged to operations in the period incurred.

EMPLOYMENT AND CONSULTING AGREEMENTS
------------------------------------

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide web development and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE N - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has not generated revenues and has accumulated losses of $1,020,859. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


NOTE O - SUBSEQUENT EVENTS

As of January 31, 2005, the Company has completed the Private Placement Memorandum (Note E). A total of 999 units were sold in exchange for gross proceeds of $2,997,000. All common shares that the Company was obligated to issue pursuant to the Private Placement Memorandum were issued on or before February 28, 2005 .