Form 10QSB
period 2005-03-31
SEAWRIGHT HOLDINGS INC
filed 2005-05-23
CIK 1132887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 333-56848

                             SEAWRIGHT HOLDINGS, INC
        (Exact name of Small Business Issuer as Specified in its Charter)

             Delaware                                    54-1965220
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

                    600 Cameron Street, Alexandria, VA 22314
                    (Address of Principal Executive Offices)

                                 (703) 340-1629
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:. The Registrant had 8,875,476 shares of its common stock outstanding as of May 14, 2005.

Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page

Item 1.  Financial Statements (Unaudited)

Item 2.  Management's Discussion And
           Analysis or Plan of Operations

Item 3.  Controls and Procedures

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Condensed Consolidated Statement of Operations
For The Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Information
March 31, 2005

                                    SEAWRIGHT HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31, 2005  December 31, 2004
                                                               --------------  -----------------
ASSETS                                                           (Unaudited)       (Audited)
Current assets:
Cash and cash equivalent                                       $       50,576    $      190,419
Marketable securities (Note B)                                      1,218,487         1,556,405
Prepaid expenses and other                                             57,700            65,700
                                                               --------------    --------------
Total current assets                                                1,326,763         1,812,524

Property and equipment:
Land                                                                1,000,000         1,000,000
Equipment                                                              12,038             7,592
Building improvement                                                    6,780             6,780
                                                               --------------    --------------
                                                                    1,018,818         1,014,372
Less: accumulated depreciation                                          1,075               417
                                                               --------------    --------------
Total property and equipment                                        1,017,743         1,013,955

Other assets:
Financing costs, net of accumulated amortization of
$65,684 and $39,411 at March 31, 2005 and December
31, 2004, respectively (Note G)                                       479,776           506,049

Total assets                                                   $    2,824,282    $    3,332,528
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                       $       90,179    $       75,273
Accrued liabilities - put agreement (Note E)                          122,000           146,000
                                                               --------------    --------------
Total current liabilities                                             212,179           221,273

Note payable, long-term portion (Note C)                                    -           400,000
Convertible notes payable, net of debt discount
(Note D)                                                              942,415           900,018

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized: (Note F)

Series A Convertible Preferred stock, par value $.001 per
share; 60,000 shares authorized; none issued and
outstanding at March 31, 2005 and December 31, 2004                         -                 -

Common stock, par value $.001 per share; 19,900,000
shares authorized; 8,715,476 and 8,622,978 shares issued
and outstanding at March 31, 2005 and December 31,
2004, respectively. (Note F)                                            8,715             8,623

Additional paid-in-capital                                          2,881,936         2,822,892

Common stock subscription (Note D)                                          -            25,581



Accumulated deficit                                                (1,220,963)       (1,045,859)
                                                               --------------    --------------
Stockholders' equity                                                1,669,688         1,811,237

Total liabilities and stockholders' equity                     $    2,824,282    $    3,332,528
                                                               ==============    ==============

        See accompanying notes to unaudited condensed consolidated financial information




                               SEAWRIGHT HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                For the three months ended March 31,
                                                ------------------------------------
                                                        2005            2004
                                                        ----            ----

Revenue, net                                        $        531    $          -
                                                    ------------    ------------
Gross profit                                                 531               -

Costs and expenses:
Selling, general and administrative                      116,896          46,390
Depreciation expenses                                        658               -
                                                    ------------    ------------
Total operating expense                                  117,554          46,390

Loss from operations                                    (117,023)        (46,390)

Other income (expenses):
Loss on trading securities (Note B)                      (19,408)              -
Other income (Note E)                                     24,000               -
Other expenses (Note H)                                  (50,500)              -
Gain on early extinguishment of debt (Note C)             60,000               -
Interest (expenses), net                                 (72,174)        (17,003)
                                                    ------------    ------------
                                                         (58,081)        (17,003)

Loss from operations, before income taxes
provision                                               (175,104)        (63,393)

Provision for income tax                                       -               -
                                                    ------------    ------------

Net loss                                            $   (175,104)   $    (63,393)
                                                    ============    ============

Losses per common share (basic and
assuming dilution)                                  $      (0.02)   $      (0.01)
                                                    ============    ============

Weighted average common shares outstanding             8,711,365       5,368,000
                                                    ============    ============


   See accompanying notes to unaudited condensed consolidated financial information






                                 SEAWRIGHT HOLDINGS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                             2005           2004
                                                             ----           ----

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                   151,616        (66,321)

NET CASH USED IN INVESTING ACTIVITIES                         (4,447)             -

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                                  (287,012)        76,759

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS             (139,843)        10,438

Cash and cash equivalents at the beginning of
the period                                                   190,419              -
                                                         -----------    -----------

Cash and cash equivalents at the end of the
period                                                   $    50,576    $    10,438
                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                 $    47,028     $        -

Income taxes paid                                                  -              -

Amortization of financing costs (Note G)                      26,273              -
Amortization of debt discount - beneficial
conversion feature of convertible debentures
(Note D)                                                      20,552              -
Amortization of debt discount - value of
warrants attached to convertible debentures
(Note D)                                                      10,412              -
Common stock proceeds received in prior years
not deposited to bank account until current period             8,000              -
Gain on early extinguishment of debt (Note C)                (60,000)             -
Changes in valuation of put agreement (Note E)               (24,000)             -


     See accompanying notes to unaudited condensed consolidated financial information

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2005 are not necessarily indicative of the results that may expected for the year ending December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

Business and Basis of Presentation
----------------------------------

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2004. The Company is currently engaged in spring water bottling and distribution business.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123." This statement amends SFAS No.123, "Accounting for Stock based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

                                                     For the three months ended
                                                     --------------------------
                                                           March 31, 2005
                                                           --------------
                                                         2005            2004
                                                         ----            ----
Net loss - as reported                               $  (175,104)   $   (63,393)
Add: Total stock based employee compensation
expense as reported under intrinsic value                      -              -
method (APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based
method (SFAS No. 123)                                          -              -
                                                     -----------    -----------
Net loss - Pro Forma                                    (175,104)       (63,393)
Net loss attributable to common stockholders -       $  (175,104)   $   (63,393)
Pro forma                                            ===========    ===========

Basic (and assuming dilution) loss per share -       $     (0.02)   $     (0.01)
                                                     ===========    ===========
as reported
Basic (and assuming dilution) loss per share -       $     (0.02)   $     (0.01)
Pro forma                                             ==========    ===========

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Revenue Recognition
-------------------

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

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - MARKETABLE SECURITIES

During the period ended March 31, 2005 and the year ended December 31, 2004, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At March 31, 2005 and December 31, 2004, the Company's trading securities are carried at fair value of $1,218,487 and $1,556,405, respectively. Total realized loss amounted $2,157 and unrealized holding losses amounted $17,251. The Company included $19,408 of net loss on trading securities in its other income during the period ended March 31, 2005.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2005 and December 31, 2004 are as follows:

                                                        March 31,   December 31,
                                                          2005          2004
                                                       -----------   -----------

6 % note payable, principal and accrued interest
payable every six months starting the sixth month
anniversary; personally guaranteed by the Company's
President and principal shareholder Principal of
$100,000 is due after the first sixth month from
October 2003, $200,000 is due on the first
anniversary date, $162,500 is due on the third
anniversary, and $237,500 is due on the fifth
anniversary                                            $         -   $   400,000
                                                       -----------   -----------
                                                                 -       400,000
Less: current portion                                            -             -
                                                       -----------   -----------
Note payable - long term                               $         -   $   400,000
                                                       ===========   ===========

In February 2005, the Company paid in full the principal and all accrued interest of the note. Pursuant to the note agreement, the Company was granted a $60,000 principal reduction discount when all principal and accrued interest are paid in full before the second anniversary of the note agreement. The Company has accounted for the $60,000 principal reduction discount as other income during the period ended March 31, 2005.

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

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

As of December 31, 2004, the Company received total proceeds of $2,620,116, net of placement costs and fees of $331,884, for 984 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,476,000. The Company is obligated to issue 2,460,000 shares of its common stock, valued at $1,144,116, to the investors in connection with the private placement. An aggregate of 2,404,978 shares were issued to the investors at December 31, 2004, and the Company has accounted for the remaining 54,998 shares not been issued at December 31, 2004 as common stock subscription payable in the amount of $25,581 (fractional shares of 24 shares of common stock will not be issued). The 54,998 shares of common stock were issued to the investors in January 2005. The Company also issued to investors an aggregate of 295,200 warrants as of December 31, 2004.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

In January 2005, the Company received additional proceeds of $45,000 for additional 15 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $22,500. The Company also issued an aggregate of 37,500 shares of its common stock, valued at $22,500 to the investors in connection with the private placement. Additionally, the Company issued to investors an aggregate of 4,500 warrants in January 2005.

A summary of convertible promissory notes payable at March 31, 2005 and December 31, 2004 is as follows:

                                                       March 31,    December 31,
                                                         2005           2004
                                                      -----------   -----------

Convertible notes payable ("Convertible Notes");
11% per annum; maturity date is in September 2009;
noteholder has the option to convert unpaid note
principal and interest the Company's common stock
at $0.85 per share                                    $ 1,498,500   $ 1,476,000

Debt Discount - beneficial conversion feature, net
of accumulated amortization of $42,629 and $22,077
at March 31, 2005 and December 31, 2004, respectively    (368,411)     (380,782)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $20,578 and $10,166 at March 31, 2005 and December
31, 2004, respectively                                   (187,674)     (195,200)
                                                      -----------   -----------
Total                                                 $   942,415   $   900,018
                                                      -----------   -----------
Less: current portion                                           -             -
                                                      -----------   -----------
                                                      $   942,415   $   900,018
                                                      ===========   ===========

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2004, the Company recognized and measured an aggregate of $402,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. In January 2005, the Company recognized and measured additional $8,181 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (five years) as interest expense.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 285,200 shares of the Company's common stock at $0.85 per share as of December 31, 2004. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $205,365 to additional paid-in capital and a discount against the Convertible Notes during the year ended December 31, 2004. In connection with the additional 15 units sold in January 2005, the Company issued additional 4,500 warrants and recognized the value attributable to the warrants in the amount of $2,887 to additional paid-in capital and a discount against the Convertible Notes during the period ended March 31, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (five years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $30,964 and $0 for the period ended March 31, 2005 and 2004, respectively.

NOTE E - PUT AGREEMENT

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share (Note G), for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004.

In October 2004, the Company entered into an agreement ("put agreement") granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share (Note G).

The Company accounted for the put agreement in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified the shares issued and the put option as accrued liabilities, as the shares issued and put agreement embody obligations to repurchase the Company's equity shares that require the Company to settle by transferring its assets. The put option was measured initially at $90,000 and subsequently at fair value of $122,000 and $146,000 at March 31, 2005 and December 31, 2004, respectively. In connection with the put agreement, the Company recognized a non-cash earning of $24,000 during the period ended March 31, 2005, which was a result of the decrease in the price of the Company's common stock between March 31, 2005 and December 31, 2004.

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2005 and December 31, 2004, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2005 and December 31, 2004, there are 8,715,476 and 8,622,978 shares of common stock issued and outstanding, respectively.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - CAPITAL STOCK (CONTINUED)

In January 2005, the Company issued an aggregate of 54,998 shares of common stock to investors in connection with the private placement units sold during the year ended December 31, 2004 (Note D). The Company also issued an aggregate of 37,500 shares to investors in connection with 15 additional units sold in January 2005 (Note D).


NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
        $1.25           1,500,000             5.59                $ 1.25        1,500,000        $ 1.25
        =====           =========             ====                ======        =========        ======

Transactions involving options issued to employees and consultants summarized as follows:

                                                               Weighted Average
                                          Number of Shares     Price Per Share
                                          ----------------     ---------------
     Outstanding at January 1, 2003            1,520,000         $       1.25
        Granted                                  837,500                 0.56
        Exercised                                      -                    -
        Canceled or expired                      (20,000)                   -
                                            ------------         ------------
     Outstanding at December 31, 2003          2,337,500         $       1.00
                                            ============         ============
        Granted                                        -                    -
        Exercised (Note E)                      (160,000)                0.56
        Canceled or expired (Note E)            (677,500)                0.56
                                            ------------         ------------
     Outstanding at December 31, 2004          1,500,000         $       1.25
                                            ============         ============
        Granted                                        -                    -
        Exercised                                      -                    -
        Canceled or expired                            -                    -
                                            ------------         ------------
     Outstanding at March 31, 2005             1,500,000         $       1.25
                                            ============         ============

Warrants
--------

In connection with the Company's Private Placement (Note D) during the year ended December 31, 2004, the Company granted an aggregate of 295,200 warrants to investors and 594,000 warrants to placement agent in exchanged for services. In January 2005, the Company issued additional 4,500 warrants to investors in connection with 15 additional units sold in the private placement (Note D).

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
        $ 0.85           893,700               4.44                $  0.85        893,700       $   0.85
        ======           =======               ====                =======        =======       ========

Transactions involving warrants issued to investors and consultants are summarized as follows:

                                                            Weighted Average
                                         Number of Shares    Price Per Share
                                         ----------------    ---------------
     Outstanding at January 1, 2003                   -        $         -
        Granted                                       -                  -
        Exercised                                     -                  -
        Canceled or expired                           -                  -
                                            -----------        -----------
     Outstanding at December 31, 2003                 -                  -
        Granted                                 889,200               0.85
        Exercised                                     -                  -
        Canceled or expired                           -                  -
                                            -----------        -----------
     Outstanding at December 31, 2004           889,200        $      0.85
                                            ===========        ===========
        Granted                                   4,500               0.85
        Exercised                                     -                  -
        Canceled or expired                           -                  -
                                            -----------        -----------
     Outstanding at March 31, 2005              893,700        $      0.85
                                            ===========        ===========

The estimated value of the compensatory warrants granted to the Company's placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004, and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the period ended March 31, 2005, the Company amortized financing costs and charged to operations an aggregate of $26,273.

NOTE H - OTHER EXPENSE

The Company's President has advanced funds to the Company for working capital purposes. The Company has paid in full the amount due to the Company's President during the year ended December 31, 2004. Additionally, total payment the Company remitted exceeded total balance due to the Company's President in the amount of $144,006 during the year ended December 31, 2004 and $50,500 during the period ended March 31, 2005. The Company has accounted for the excess payment of $144,006 and $50,500 to the Company's President as other expense for the year ended December 31, 2004 and for the period ended March 31, 2005, respectively. In April 2005, the Company's president repaid $100,000 of the over payments. This reimbursement will be accounted for as other income in the second quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely Result", "management expects", "we expect", "will continue", "is Anticipated", "estimated" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

The forward-looking statements in the discussion that follows are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock. The following discussion and analysis should be read in conjunction with the financial statements of our Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Plan of Operation

The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2004. During the quarter ended March 31, 2005, the Company has generated $531 of revenue from operations. In 2003, the Company purchased property containing a spring located in Mt. Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1,000,000 gallons of water daily. The Company is presently developing the packaging for selling its water under the brand name Seawright Springs. The Company is developing three proprietary PET bottles in a 10 ounce size, a 16.9 ounce size and a 33.8 ounce size. The Company currently expects to have the development of its bottles and brand packaging completed by June 30, 2005. The Company is positioning its water in an effort to compete in the luxury brand category of the water market. The Company will be offering both a sparkling and non-sparkling brand. In addition to the Company's own brand, it will continue to seek opportunities to sell its considerable daily supply of water to other bottlers.

Comparison of Financial Results

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues

During the quarter ended March 31, 2005, $531 of revenue was generated from the Mt. Sidney spring from on site sales. We plan to begin making more substantial sales in the next quarter. We were a development stage company until December 31, 2004, and therefore there was no revenues generated in the quarter ended March 31, 2004.

Costs and Expenses

In the quarter ended March 31, 2005 operating expenses were $117,554. The expenses were incurred in connection with the establishment of our spring water business including consulting and engineering services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses. This compared with expenses in the quarter ended March 31, 2004 of $46,390. The increases in expenses are due to the increased expenditures on the spring site operations principally related to consulting and engineering.

The Company has incurred interest expenses of $72,174 and $17,003 for the quarter ended March 31, 2005 and 2004, respectively. The increase was primarily attributable to the issuance of convertible notes payable in connection with the Private Placement Memorandum dated August 2004. The convertible notes accrue interest at 11% per annum, and the Company also recorded $30,964 of non-cash interest expense in connection with amortization of debt discount.

The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market by the Company on a monthly basis. During the quarter ended March 31, 2005, the Company incurred a total of $19,408 of net realized and unrealized trading losson its trading securities.

In connection with the put agreement entered into by the Company on the Company's common stock, in the quarter ended March 31, 2005 the Company recognized non-cash earnings of $24,000, which was a result of the decrease in the price of the Company's common stock from December 31, 2004 to March 31, 2005.

The Company has accounted for an excess payment resulting from loan overpayments to its President of $50,500 in the quarter ending March 31, 2005 as other expense.


Liquidity and Capital Resources

As of March 31, 2005, we had a working capital surplus of $1,114,584. In the quarter ended March 31, 2005, we generated a cash flow surplus of $151,616 from operating activities, principally as a result of a decrease in our trading of marketable securities. We met our cash requirements during the three months ended March 31, 2005 through use of $53,000 of proceeds from our private placement of stock and stock subscription and convertible notes discussed below. We used proceeds from the private placement to repay the remaining note related to the purchase of the Mt. Sidney spring site. As a result of our early payment on that note we were able to take advantage of $60,000 discount. This has been accounted for as a gain on extinguishment of debt.

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

As of March 31, 2005, the Company had received total proceeds of $2,665,116, net of placement costs and fees, and had issued to the investors $1,498,500 of Convertible Notes.

Our accounts payable and accrued liabilities of $90,179 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

We have raised the capital necessary to meet our expected working capital and financing needs for the next year.

Our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we have incurred operating losses since our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Purchase of Seawright Springs

In October 2003, we took title to the property known as Seawright Springs in Mt Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June, 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings Inc. $300,000 was immediately due on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest was re-paid in April 2004 and $200,000 plus interest was repaid in October 2004. Proceeds from the 2004 and 2005 issuances of convertible notes and common shares were used in part to meet remaining obligation under the Promissory note which was paid in full during the quarter ended March 31 and paid in advance of due dates resulting in a $60,000 discount which was accounted for as a gain on extinguishment of debt. Had the Promissory Note not been paid of early, $162,500 plus interest would have been be due in October 2006 and the remaining principal of $237,500 and interest would have been due in October 2008, the fifth anniversary of the acquisition.

A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P. Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Series A Convertible Preferred Stock described below were used to meet the immediate liability under the purchase agreement for Seawright Springs. The $115,000 Notes to Joel P. Sens were repaid in September and October 2004.

The Company has plans for capital expenditures at the spring site. These expenditures are currently estimated to be between $400,000 and $500,000 and will include the renovation of the spring catchment which protects the water spring from outside elements, the erection of a loadout facility to better enable trucks to come in and out of the facility to pick up bulk loads of water for transport, new piping and filtration equipment, the addition of a 20,000 gallon storage tank and tank pad site that will allow for additional storage capacity to be added on as needed basis.

The Company has entered into agreements to acquire two parcels of land located approximately 10 miles south of the Mt. Sidney, Virginia location. The properties are located in the city of Staunton, Virginia. The two parcels consist of one site that is 33.52 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $725,000. The second parcel is approximately 3.46 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $240,000. Both purchases are subject to a study period which the Company is now currently undertaking. The Company has made a refundable $50,000 deposit on the 33.52 acre site and, in April 2005, made a $10,000 deposit on the 3.46 acre site

Although no assurances can be given, both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. The Company may determine in the future to use a portion of these properties for developing a bottling facility.


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

In April 2004, one the Company's Series A Preferred Stock shareholders tendered 5,000 shares of the Company's previously issued Series A Preferred Stock valued at $5 per share, as part of the payments for stock options exercised.
the preferred shares were subsequently canceled by the company.

In December 2004, our Series A Preferred Stock holders elected to convert an aggregate of 50,000 shares of Preferred Stock into 500,000 shares of the Company's common stock, at a ratio of ten (10) shares of common stock for each share of preferred stock. In connection with the conversion, we also issued an aggregate of 50,000 shares of our common stock in exchange for $25,000 of dividends in arrears. As of December 31, 2004 and March 31, 2005, all Series A Convertible Preferred Stock had been converted to the Company's common stock, and there was no Preferred Stock issued and outstanding after December 31, 2004.

Product Research and Development

We do anticipate reviewing other lines of investment and business.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We anticipate the acquisition of plant and equipment and other improvements for the Mt. Sidney spring site.

Number of Employees

As of March 31, 2005, we have one employee. We do not anticipate hiring additional employees in the next 12 months. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

Off-Balance Sheet Arrangements

We have not had, and at March 31, 2005 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our stock.

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

Other Risks

The Company is also subject to risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated, as of the period covered by this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer have determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

During the most recent fiscal quarter, there have been no significant changes in internal control over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, these financial reporting controls.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the three month period ending March 31, 2005.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

4(i)     Form of Common Stock Certificate.

10(i) Purchase and Sale Agreement dated November 23, 2004, by and between A.B.C. Farms LLC and Seawright Holdings Inc.

10(ii) Purchase and Sale Agreement dated February 24, 2005, by and between Robert J. Daly et al and Seawright Holdings Inc.

31 Certification of Chief Executive Officer and Treasurer (principal executive officer and principal financial officer), pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32 Certification of Chief Executive Officer and Treasurer (principal executive officer and principal financial officer), pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seawright Holdings, Inc.

Dated: May 23, 2005                   By: /s/ Joel Sens
                                      -------------------------
                                             Joel Sens
                                      Title: Chief Executive Officer