Form 10QSB
period 2005-06-30
SEAWRIGHT HOLDINGS INC
filed 2005-08-22
CIK 1132887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Registrant had 8,875,476 shares of its common stock outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

Item 1.  Financial Statements (Unaudited)                                     3

Item 2.  Management's Discussion and
           Analysis or Plan of Operations                                     17

Item 3. Controls and Procedures                                               21

Part II - Other Information                                                   22

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity and Use of Proceeds                     22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                          Index to Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Information
June 30, 2005

                            SEAWRIGHT HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                               ----------
                                              June 30, 2005    December 31, 2004
                                               ----------         ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalent                       $    1,322         $  190,419
Marketable securities (Note B)                    941,777          1,556,405
Prepaid expenses and other                         17,700             65,700
                                               ----------         ----------
Total current assets                              960,799          1,812,524

Property and equipment:
Land                                            1,725,000          1,000,000
Equipment                                          29,439              7,592
Building improvement                                6,780              6,780
                                               ----------         ----------
                                                1,761,219          1,014,372
Less - accumulated depreciation                     1,733                417
                                               ----------         ----------
Total property and equipment                    1,759,486          1,013,955

Other assets:
Intangible assets, net (Note I)                    39,063                 --
Financing costs, net of accumulated
 amortization of $95,455 and $39,411 at
 June 30, 2005 and December 31, 2004,
 respectively (Note G)                            450,005            506,049
                                               ----------         ----------
Total other assets                                489,068            506,049

Total Assets                                   $3,209,353         $3,332,528
                                               ==========         ==========


See accompanying notes to unaudited condensed consolidated financial information




                            SEAWRIGHT HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                             (Unaudited)
                                                             -----------
                                                            June 30, 2005    December 31, 2004
                                                             -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     $    78,689        $    75,273
Accrued liabilities - put agreement (Note E)                     112,000            146,000
Note payable - current portion (Note C)                          500,000                 --
                                                             -----------        -----------
Total current liabilities                                        690,689            221,273

Note payable, long-term portion (Note C)                              --            400,000
Other liabilities (Note I)                                        29,063                 --
Convertible notes payable - net of debt discount (Note D)        973,379            900,018
                                                             -----------        -----------
Total long-term liabilities                                    1,002,442          1,300,018

  Total liabilities                                            1,693,131          1,521,291

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized:

Series A preferred stock, 60,000
  shares authorized, none issued and outstanding at
  June 30, 2005 and December 31, 2004 (Note F)                        --                 --

Common stock, par value $.001 per share; 19,900,000
  shares authorized; 8,715,476 and 8,622,978 shares
  issued and outstanding at June 30, 2005 and December
  31, 2004, respectively (Note F)                                  8,715              8,623
Additional paid-in-capital                                     2,881,936          2,822,892

Common stock subscription (Note F)                                    --             25,581
Accumulated deficit                                           (1,374,429)        (1,045,859)
                                                             -----------        -----------
Stockholders' equity                                           1,516,222          1,811,237
                                                             -----------        -----------

Total liabilities and (deficiency in) stockholders' equity   $ 3,209,353        $ 3,332,528
                                                             ===========        ===========

See accompanying notes to unaudited condensed consolidated financial information.




                                    SEAWRIGHT HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                     For the three months           For the six months
                                                        ended June 30,                ended June 30,
                                                  --------------------------    --------------------------
                                                     2005            2004           2005          2004
                                                  -----------    -----------    -----------    -----------

Revenue                                           $       974             --    $     1,505             --

Costs and expenses:
  Depreciation expense                                    658             --          1,316             --
  Selling, general and administrative                 210,704         59,489        327,599        105,879
                                                  -----------    -----------    -----------    -----------
Total costs and expenses                              211,362        328,915        105,879         59,489

Loss from operations                                 (210,388)       (59,489)      (327,410)      (105,879)

Other income (expenses):
  Gain on early extinguishment of debt (Note C)            --             --         60,000             --
  Net gain on trading securities (Note B)              21,519             --          2,111             --
  Other income, put agreement (Note E)                 10,000             --         34,000             --
  Other income (Note H)                               140,000             --         89,500             --
  Interest expense                                   (114,597)       (17,714)      (186,771)       (34,717)
                                                  -----------    -----------    -----------    -----------
Total other income (expenses)                          56,922        (17,714)        (1,160)       (34,717)

Loss from continuing operations
before income tax provision                          (153,466)       (77,203)      (328,570)      (140,596)

Provision for income tax                                   --             --             --             --
                                                  -----------    -----------    -----------    -----------

Net loss                                          $  (153,466)   $   (77,203)   $  (328,570)   $  (140,596)
                                                  ===========    ===========    ===========    ===========

Cumulative convertible preferred
stock dividend requirement                                 --        (12,500)            --        (12,500)
                                                  -----------    -----------    -----------    -----------
Net loss attributable to common
shareholders                                      $  (153,466)   $   (89,703)   $  (328,570)   $  (153,096)
                                                  ===========    ===========    ===========    ===========

Losses per common share (basic and
assuming dilution)                                $     (0.02)   $     (0.02)   $     (0.04)   $     (0.03)
                                                  ===========    ===========    ===========    ===========

Weighted average common shares
outstanding                                         8,715,476      5,724,652      8,713,432      5,580,308


        See accompanying notes to unaudited condensed consolidated financial information



                                    SEAWRIGHT HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                    For the six months ended June 30,
                                                                          2005         2004
                                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:
NET CASH USED IN OPERATING ACTIVITIES                                   $(260,477)   $(144,323)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       358,393     (100,583)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (287,013)     245,317
                                                                        ---------    ---------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                          (189,097)         411
Cash and cash equivalents at the beginning of the period                  190,419           --
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $   1,322    $     411
                                                                        =========    =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                $  82,784    $      --
Income taxes paid                                                              --           --
Repayment of notes payable issued in exchange for acquisition of land          --     (100,000)
Preferred stock canceled in connection with purchase of common stock           --       25,000
Amortization of financing costs (Note G)                                   56,044           --
Amortization of debt discount - beneficial
conversion feature of convertible debentures (Note D)                      41,104           --
Amortization of debt discount - value of
warrants attached to convertible debentures (Note D)                       20,825           --
Common stock proceeds received in prior years
not deposited to bank account until current period                          8,000           --
Gain on early extinguishment of debt (Note C)                              60,000           --
Changes in valuation of put agreement (Note E)                            (34,000)          --

Notes payable issued in connection with acquisition of land (Note C)      500,000           --


        See accompanying notes to unaudited condensed consolidated financial information

                                               7

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

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

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

                                         For the three months ended  For the six months ended
                                                  June 30,                   June 30
                                           ----------------------    ----------------------
                                             2005         2004         2005          2004
                                           ---------    ---------    ---------    ---------
Net loss - as reported                     $(153,466)   $ (77,203)   $(328,570)   $(140,596)
Add: Total stock based employee
compensation expense  as  reported under
intrinsic value method (APB. No. 25)              --           --           --           --
Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)            --           --           --           --
Net loss - Pro Forma                        (153,466)     (77,203)    (328,570)    (140,596)
Net loss attributable to common
stockholders - Pro forma                   $(153,466)   $ (89,703)   $(328,570)   $(153,096)
                                           =========    =========    =========    =========

Basic (and assuming dilution) loss per
share - as reported                        $   (0.02)   $   (0.02)   $   (0.04)   $   (0.03)
                                           =========    =========    =========    =========

Basic (and assuming dilution) loss per
share - Pro forma                          $   (0.02)   $   (0.02)   $   (0.04)   $   (0.03)
                                           =========    =========    =========    =========


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

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - MARKETABLE SECURITIES

During the period ended June 30, 2005 and the year ended December 31, 2004, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At June 30, 2005 and December 31, 2004, the Company's trading securities are carried at fair value of $941,777 and $1,556,405, respectively. During the six months ended June 30, 2004, total realized loss amounted to $34,774 and unrealized holding gains amounted to $36,885. The Company included $2,111 of net gain on trading securities in its other income during the period ended June 30, 2005.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 are as follows:

                                                         June 30,   December 31,
                                                          2005          2004
                                                        ---------    ---------
6 % note payable, principal and accrued interest
payable every six months starting the sixth month
anniversary; personally guaranteed by the Company's
President and principal shareholder. Principal of
$100,000 is due after the first sixth month from
October 2003, $200,000 is due on the first
anniversary date, 162,500 is due on the third
anniversary, and $237,500 is due on the fifth
anniversary. (a)                                        $      --    $ 400,000

8% note payable, interest only payable
semiannually beginning November 20, 2005 with
the entire principal and remaining interest
due May 20, 2006; collateralized by land. (b)             500,000           --
                                                        ---------    ---------
                                                          500,000      400,000
Less: current portion                                    (500,000)          --
                                                        ---------    ---------
Note payable - long term                                $      --    $ 400,000
                                                        =========    =========

(a) In February 2005, the Company paid in full the principal and all accrued interest of the note outstanding at December 31, 2004. Pursuant to the note agreement, the Company was granted a $60,000 principal reduction discount when all principal and accrued interest are paid in full before the second anniversary of the note agreement. The Company has accounted for the $60,000 principal reduction discount as other income during the period ended June 30, 2005.

(b) In May 2005, pursuant to a contract for purchase of unimproved property between the Company and A.B.C. Farms, LLC (the "Seller"), the Company paid to the Seller $725,000, of which $225,000 was paid in cash and the Company issued to the Seller a promissory note in the amount of $500,000, which comprises the remainder of the consideration for the purchase of the property.

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

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

A summary of convertible promissory notes payable at June 30, 2005 and December 31, 2004 is as follows:

                                                           June 30,      December 31,
                                                             2005            2004
                                                         -----------    -----------
  Convertible notes payable ("Convertible Notes");
  11% per annum; maturity date is in September
  2009; noteholder has the option to convert unpaid
  note principal and interest the Company's common
  stock at $0.85 per share.                              $ 1,498,500    $ 1,476,000
  Debt Discount - beneficial conversion feature, net
  of accumulated amortization of $63,181 and $22,077
  at June 30, 2005 and December 31, 2004,
  respectively.                                             (347,859)      (380,782)
  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  of $30,991 and $10,166 at June 30, 2005 and December
  31, 2004, respectively.                                   (177,262)      (195,200)
                                                         -----------    -----------
  Total                                                  $   973,379    $   900,018
                                                         -----------    -----------
  Less: current portion                                           --             --
                                                         -----------    -----------
                                                         $   973,379    $   900,018
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

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (five years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 285,200 shares of the Company's common stock at $0.85 per share as of December 31, 2004. The warrants expire five years from the issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $205,365 to additional paid-in capital and a discount against the Convertible Notes during the year ended December 31, 2004. In connection with the additional 15 units sold in January 2005, the Company issued additional 4,500 warrants and recognized the value attributable to the warrants in the amount of $2,887 to additional paid-in capital and a discount against the Convertible Notes during the period ended June 30, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (five years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $61,929 and $0 for the period ended June 30, 2005 and 2004, respectively.

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

The Company accounted for the put agreement in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified the shares issued and the put option as accrued liabilities, as the shares issued and put agreement embody obligations to repurchase the Company's equity shares that require the Company to settle by transferring its assets. The put option was measured initially at $90,000 and subsequently at fair value of $112,000 and $146,000 at June 30, 2005 and December 31, 2004, respectively. In connection with the put agreement, the Company recognized a non-cash earning of $34,000 during the period ended June 30, 2005, which was a result of the decrease in the price of the Company's common stock between June 30, 2005 and December 31, 2004.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2005 and December 31, 2004, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2005 and December 31, 2004, there are 8,715,476 and 8,622,978 shares of common stock issued and outstanding, respectively.

In January 2005, the Company issued an aggregate of 54,998 shares of common stock to investors in connection with the private placement units sold during the year ended December 31, 2004 (Note D). The Company also issued an aggregate of 37,500 shares to investors in connection with 15 additional units sold in January 2005 (Note D).


NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company's officer. These options were granted in lieu of cash compensation for services performed or other consideration.


                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
        $1.25           1,500,000              5.34                $ 1.25       1,500,000        $ 1.25
        =====           =========              ====                ======       =========        ======

Transactions involving options issued to employees and consultants summarized as follows:

                                                                       Weighted
                                                                        Average
                                                         Number of     Price Per
                                                          Shares         Share
                                                        ----------     --------
       Outstanding at January 1, 2003                    1,520,000     $   1.25
          Granted                                          837,500         0.56
          Exercised                                             --           --
          Canceled or expired                              (20,000)          --
                                                        ----------     --------
       Outstanding at December 31, 2003                  2,337,500     $   1.00
                                                        ==========     ========
          Granted                                               --           --
          Exercised (Note E)                              (160,000)        0.56
          Canceled or expired (Note E)                    (677,500)        0.56
                                                        ----------     --------
       Outstanding at December 31, 2004                  1,500,000     $   1.25
                                                        ==========     ========
          Granted                                               --           --
          Exercised                                             --           --
          Canceled or expired                                   --           --
                                                        ----------     --------
       Outstanding at June 30, 2005                      1,500,000     $   1.25
                                                        ==========     ========

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.


                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
        $0.85            893,700               4.19                $ 0.85        893,700         $ 0.85
        =====            ========              ====                ======        =======         ======


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                         Number of     Price Per
                                                          Shares         Share
                                                          -------       --------

       Outstanding at January 1, 2003                          --       $     --
          Granted                                              --             --
          Exercised                                            --             --
          Canceled or expired                                  --             --
                                                          -------       --------
       Outstanding at December 31, 2003                        --             --
          Granted                                         889,200           0.85
          Exercised                                            --             --
          Canceled or expired                                  --             --
                                                          -------       --------
       Outstanding at December 31, 2004                   889,200       $   0.85
                                                          =======       ========
          Granted                                           4,500           0.85
          Exercised                                            --             --
          Canceled or expired                                  --             --
                                                          -------       --------
       Outstanding at June 30, 2005                       893,700       $   0.85
                                                          =======       ========

The estimated value of the compensatory warrants granted to the Company's placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004, and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the period ended June 30, 2005, the Company amortized financing costs and charged to operations an aggregate of $56,044.

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE H - OTHER INCOME AND EXPENSE

The Company's President has advanced funds to the Company for working capital purposes. The Company has paid in full the amount due to the Company's President during the year ended December 31, 2004. Additionally, total payment the Company remitted exceeded total balance due to the Company's President in the amount of $144,006 during the year ended December 31, 2004 and $50,500 during the period ended June 30, 2005. The Company has accounted for the excess payment of $144,006 and $50,500 to the Company's President as other expense for the year ended December 31, 2004 and for the period ended June 30, 2005, respectively. In April 2005, the Company received a repayment of $140,000 from the Company's President, and has accordingly accounted for the repayment received as other income.

NOTE I - INTANGIBLE

In June 27, 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $29,063 at June 30, 2005 and is included in other long-term liabilities, and the discount will be amortized and charged to interest expense in future periods. The intangible assets acquired will be amortized over a period of 5 years.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The intangible assets acquired and their carrying value at June 30, 2005 are:

                                    Gross                                        Weighted Average
                                   Carrying    Accumulated             Residual    Amortization
                                    Amount    Amortization     Net      Value     Period (Years)
                                   -------    ------------   -------   -------    --------------

Amortizable Intangible Assets:
Trademarks                         $39,063    $         --   $39,063   $    --         5.0
                                   -------    ------------   -------   -------    --------------
Total                              $39,063    $         --   $39,063   $    --         5.0
                                   =======    ============   =======   =======    ==============

                            SEAWRIGHT HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE I - INTANGIBLE (CONTINUED)


Estimated amortization expense as of June 30, 2005 is as follows:



       Fiscal year
       2005                                          $  3,906
       2006                                             7,813
       2007                                             7,813
       2008                                             7,813
       2009 and after                                  11,718
                                                     --------
       Total                                         $ 39,063
                                                     ========


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


Plan of Operation

The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2004. During the six-month period ended June 30, 2005, the Company has generated $1,505 of revenue from operations. In 2003, the Company purchased property containing a spring located in Mt. Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1,000,000 gallons of water daily. The Company has developed the packaging for selling its water under the brand name Seawright Springs and currently has three proprietary PET bottles in a 10 ounce size, a 16.9 ounce size and a 33.8 ounce size. During June 2005, the

Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. The Company is positioning its water in an effort to compete in the luxury brand category of the water market. The Company will be offering both a sparkling and non-sparkling brand. In addition to selling water under the Company's own brand, the Company will continue to seek opportunities to sell its considerable daily supply of water to other bottlers.

Comparison of Financial Results

Three and Six Months Ended June 30, 2005 and June 30, 2004

Revenues

During the three and six-month periods ended June 30, 2005, $974 and $1,505 of revenue, respectively, was generated from the Mt. Sidney spring from on site sales. Management remains forward thinking with the intent to increase sales to a more substantial figure through the remainder of the year. As the Company was a development stage company until December 31, 2004, no revenues were generated in the six-month period ended June 30, 2004.

Costs and Expenses

During the three and six months periods ended June 30, 2005, total operating costs and expenses were $211,362 and $328,915, respectively. The expenses were incurred in connection with the establishment of our spring water business including consulting and engineering services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses. This compared with expenses for the three and six-month periods ended June 30, 2004 of $59,489 and $105,879, respectively. The increases in expenses are due to the increased expenditures on the spring site operations principally related to consulting and engineering.

The Company has incurred interest expenses of $114,597 and $186,771 for the three and six-month periods ended June 30, 2005, respectively; and $17,714 and $34,717 for the three and six-month periods ended June 30, 2004, respectively. The increase was primarily attributable to the issuance of convertible notes payable in connection with the Private Placement Memorandum dated August 2004. The convertible notes accrue interest at 11% per annum. Included in the above interest expense amounts are $61,929 of non-cash interest expense in connection with amortization of debt discount.

The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market by the Company on a monthly basis. During the three and six-month period ended June 30, 2005, the Company incurred a total of $21,519 and $2,111, respectively, of net realized and unrealized trading gains on its trading securities.

In connection with a put agreement entered into by the Company on the Company's common stock, the Company recognized non-cash earnings of $24,000 during the first quarter of 2005, and an additional $10,000 during the second quarter of 2005. These earnings were a result of the decrease in the price of the Company's common stock in the first two quarters of this year.

During the year ended December 31, 2004 and the first quarter of 2005, the Company overpaid amounts owed to the Company's President in the amount of $144,006 and $50,500, respectively. The Company has accounted for these excess payments as other expense for the year ended December 31, 2004 and for the period ended June 30, 2005, respectively. In April 2005, the Company's President repaid the Company an aggregate amount of $140,000. The Company's consolidated financial statements reflect a net other income of $89,500 for the period ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, the Company had a working capital surplus of $270,110. In the six-month period ended June 30, 2005, cash flow used in operations was $260,477. We used proceeds from the private placement to repay the remaining note related to the purchase of the Mt. Sidney spring site. As a result of our early payment on that note we were able to take advantage of $60,000 discount. This has been accounted for as a gain on extinguishment of debt.

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

As of June 30, 2005, the Company had received total proceeds of $2,665,116, net of placement costs and fees, and had issued to the investors $1,498,500 of Convertible Notes.

Our accounts payable and accrued liabilities of $78,688 are composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

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

Purchase of Seawright Springs

In October 2003, we took title to the property known as Seawright Springs in Mt Sidney, Virginia for $1 million and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal shareholder Joel P. Sens, contracted to purchase the property in June 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, an entity wholly owned by Seawright Holdings Inc. $300,000 was immediately due on settlement, with a further $700,000 subject to a Promissory Note carrying a rate of 6% per annum. Under the terms of the note, $100,000 plus interest was re-paid in April 2004 and $200,000 plus interest was repaid in October 2004. Proceeds from the 2004 and 2005 issuances of convertible notes and common shares were used in part to meet remaining obligation under the Promissory Note which was paid in full during the quarter ended March 31, 2005 and paid in advance of due dates resulting in a $60,000 discount which was accounted for as a gain on extinguishment of debt. Had the Promissory Note not been paid off early, $162,500 plus interest would have been be due in October 2006 and the remaining principal of $237,500 and interest would have been due in October 2008, the fifth anniversary of the acquisition.

A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P. Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Company's previous preferred stock offering were used to meet the immediate liability under the purchase agreement for Seawright Springs. The $115,000 Notes to Joel P. Sens were repaid in September and October 2004.

The Company has plans for capital expenditures at the spring site. These expenditures are currently estimated to be between $400,000 and $500,000 and will include the renovation of the spring catchment, which protects the water spring from outside elements, the erection of a loadout facility to better enable trucks to come in and out of the facility to pick up bulk loads of water for transport, new piping and filtration equipment, the addition of a 20,000 gallon storage tank and tank pad site that will allow for additional storage capacity to be added on as needed basis.

During June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Mt. Sidney, Virginia location. The Company has also entered into an agreement to acquire a second parcel of land in the same vicinity. The purchased parcel is 33.52 acres which the Company acquired for

$725,000. The second parcel is approximately 3.46 acres which the Company has agreed to purchase, subject to certain conditions, for a purchase price of $240,000. The purchase of the second parcel is subject to a study period which the Company is now currently undertaking. The Company made a refundable $10,000 deposit on the 3.46 acre site in April 2005.

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

Number of Employees

As of June 30, 2005, we have one employee. We do not anticipate hiring additional employees in the next 12 months. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2005 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the most recent fiscal quarter, there have been no changes in internal control over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, these financial reporting controls.


PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the six-month period ending June 30, 2005.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

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

Seawright Holdings, Inc.

Dated:  August 22, 2005          By: /s/ Joel Sens
                                     ------------------------------
                                     Joel Sens
                                     Title: Chief Executive Officer