Form 10QSB
period 2005-09-30
SEAWRIGHT HOLDINGS INC
filed 2005-11-21
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 333-56848

SEAWRIGHT HOLDINGS, INC
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	54-1965220
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Cameron Street, Alexandria, VA 22314
(Address of Principal Executive Offices)

(703) 340-1629
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Registrant had 8,875,476 shares of its common stock outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format ( check one): YES [  ] NO [X]

TABLE OF CONTENTS

Page
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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Information
September 30, 2005

ii

SEAWRIGHT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$78,113	$190,419
Marketable securities (Note B)	447,557	1,556,405
Prepaid expenses and other	125,300	65,700
Total current assets	650,970	1,812,524

Property and equipment:
Land	1,725,000	1,000,000
Equipment	29,439	7,592
Building improvement	6,780	6,780
	1,761,219	1,014,372
Less - accumulated depreciation	2,391	417
Total property and equipment	1,758,828	1,013,955

Other assets:
Intangible assets, net (Note I)	37,109	-
Financing costs, net of accumulated amortization of $121,230 and $39,411 at September 30, 2005 and December 31, 2004, respectively (Note G)	422,731	506,049
Total other assets	459,840	506,049

Total Assets	$2,869,638	$3,332,528

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,315	$75,273
Accrued liabilities - put agreement (Note E)	112,000	146,000
Note payable - current portion (Note C)	500,000	-
Total current liabilities	685,315	221,273

Note payable, long-term portion (Note C)	-	400,000
Other liabilities (Note I)	29,862	-
Convertible notes payable - net of debt discount (Note D)	1,004,344	900,018
Total long-term liabilities	1,034,206	1,300,018

Total liabilities	1,719,521	1,521,291

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized:
Series A preferred stock, 60,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004 (Note F)	-	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 8,715,476 and 8,622,978 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note F)	8,715	8,623
Additional paid-in-capital	2,881,936	2,822,892
Common stock subscription (Note F)	-	25,581
Accumulated deficit	(1,740,534)	(1,045,859)
Stockholders' equity	1,150,117	1,811,237

Total liabilities and stockholders' equity	$2,869,638	$3,332,528

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$-	-	$1,505	-

Costs and expenses:
Depreciation and amortization expense	29,884	29	31,200	29
Selling, general and administrative	264,037	112,926	591,636	218,805
Total costs and expenses	293,921	112,955	622,836	218,834

Loss from operations	(293,921)	(112,955)	(621,331)	(218,834)

Other income (expenses):
Gain on early extinguishment of debt (Note C)	-	-	60,000	-
Net gain (loss) on trading securities (Note B)	(26,584)	-	(24,473)	-
Other income, put agreement (Note E)	-		34,000
Other income (Note H)	-	60,948	89,500	60,948
Interest expense	(45,600)	(21,770)	(232,371)	(56,487)
Total other income (expenses)	(72,184)	39,178	(73,344)	4,461

Loss from continuing operations before income tax provision	(366,105)	(73,777)	(694,675)	(214,373)

Provision for income tax	-	-	-	-

Net loss	$(366,105)	$(73,777)	$(694,675)	$(214,373)

Cumulative convertible preferred stock dividend requirement	-	(6,250)	-	(18,750)
Net loss attributable to common shareholders	$(366,105)	$(80,027)	$(694,675)	$(233,123)

Losses per common share (basic and assuming dilution)	$(0.04)	$(0.01)	$(0.08)	$(0.04)

Weighted average common shares outstanding	8,715,476	5,724,652	8,714,951	5,580,308

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2005	2004
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$439,554	$(173,433)

NET CASH USED IN INVESTING ACTIVITIES	(256,847)	(107,592)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(295,013)	1,265,534

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(112,306)	984,509
Cash and cash equivalents at the beginning of the period	190,419	-
Cash and cash equivalents at the end of the period	$78,113	$984,509

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$123,994	$21,000
Income taxes paid	-	-
Repayment of notes payable issued in exchange for acquisition of land	-	(100,000)
Preferred stock canceled in connection with purchase of common stock	-	25,000
Amortization of financing costs (Note G)	81,819	-
Amortization of debt discount - beneficial conversion feature of convertible debentures (Note D)	61,656	253,065
Amortization of debt discount - value of warrants attached to convertible debentures (Note D)	31,238	99,748
Common stock proceeds received in prior years not deposited to bank account until current period	8,000	-
Gain on early extinguishment of debt (Note C)	60,000	-
Changes in valuation of put agreement (Note E)	(34,000)	-
Notes payable issued in connection with acquisition of land (Note C)	500,000	-

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2004. The Company is currently engaged in the spring water bottling and distribution business.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

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

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(366,105)	$(73,777)	$(694,675)	$(214,373)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-	-	-
Net loss - Pro Forma	(366,105)	(73,777)	(694,675)	(214,373)
Net loss attributable to common stockholders - Pro forma	$(366,105)	$(80,027)	$(694,675)	$(233,123)
Basic (and assuming dilution) loss per share - as reported	$(0.04)	$(0.01)	$(0.08)	$(0.04)
Basic (and assuming dilution) loss per share - Pro forma	$(0.04)	$(0.01)	$(0.08)	$(0.04)

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - MARKETABLE SECURITIES

During the period ended September 30, 2005 and the year ended December 31, 2004, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At September 30, 2005 and December 31, 2004, the Company’s trading securities are carried at fair value of $447,557 and $1,556,405, respectively. During the nine months ended September 30, 2005, total realized gain amounted to $54,136 and unrealized holding losses amounted to $78,609. The Company included $24,473 of net loss on trading securities in its other income during the period ended September 30, 2005.

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
6 % note payable, principal and accrued interest payable every six months starting the sixth month anniversary; personally guaranteed by the Company’s President and principal shareholder. Principal of $100,000 is due after the first sixth month from October 2003, $200,000 is due on the first anniversary date, 162,500 is due on the third anniversary, and $237,500 is due on the fifth anniversary. (a)	$-	$400,000

8% note payable, interest only payable semiannually beginning November 20, 2005 with the entire principal and remaining interest due May 20, 2006; collateralized by land. (b)	500,000	-
	500,000	400,000
Less: current portion	(500,000)	-
Note payable - long term	$-	$400,000

(a) In February 2005, the Company paid in full the principal and all accrued interest of the note outstanding at December 31, 2004. Pursuant to the note agreement, the Company was granted a $60,000 principal reduction discount when all principal and accrued interest are paid in full before the second anniversary of the note agreement. The Company has accounted for the $60,000 principal reduction discount as other income during the period ended September 30, 2005.

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

As of December 31, 2004, the Company received total proceeds of $2,620,116, net of placement costs and fees of $331,884, for 984 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,476,000. The Company is obligated to issue 2,460,000 shares of its common stock, valued at $1,144,116, to the investors in connection with the private placement. An aggregate of 2,404,978 shares were issued to the investors at December 31, 2004, and the Company has accounted for the remaining 54,998 shares not issued at December 31, 2004 as common stock subscription payable in the amount of $25,581 (fractional shares of 24 shares of common stock

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

A summary of convertible promissory notes payable at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; noteholder has the option to convert unpaid note principal and interest the Company’s common stock at $0.85 per share.	$1,498,500	$1,476,000

Debt Discount - note, net of accumulated amortization of $35,719 and $9,690 at September 30, 2005 and December 31, 2004, respectively.	(152,642)	(175,305)

Debt Discount - beneficial conversion feature, net of accumulated amortization of $76,425 and $19,276 at September 30, 2005 and December 31, 2004, respectively.	(291,892)	(342,459)

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $12,992 and $3,277 at September 30, 2005 and December 31, 2004, respectively.	(49,622)	(58,218)

Total	$1,004,344	$900,018

Less: current portion	-	-
	$1,004,344	$900,018

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company allocated, on a relative fair basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. The Company recognized a discount to the note in the amount of $184,995 during the year ended December 31, 2004. In January 2005, the Company recognized an additional discount to the note in the amount of $3,366 in response to the additional 15 units subscribed to by investors. The note discount is being amortized over the maturity period of the note (five years). The Company recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2004, the Company recognized and measured an aggregate of $361,735 of the proceeds, which is equal to the intrinsic value of the imbedded

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. In January 2005, the Company recognized and measured additional $6,582 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (five years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued detachable warrants granting the holders the right to acquire 285,200 shares of the Company’s common stock at $0.85 per share as of December 31, 2004. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $61,495 to additional paid-in capital and a discount against the Convertible Notes during the year ended December 31, 2004. In connection with the additional 15 units sold in January 2005, the Company issued additional 4,500 warrants and recognized the value attributable to the warrants in the amount of $1,119 to additional paid-in capital and a discount against the Convertible Notes during the period ended September 30, 2005. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (five years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the note, the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $92,893 and $7,000 for the period ended September 30, 2005 and 2004, respectively.

NOTE E - PUT AGREEMENT

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share (Note G), for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company’s previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004.

In October 2004, the Company entered into an agreement (“put agreement”) granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share (Note G).

The Company accounted for the put agreement in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and classified the shares issued and the put option as accrued liabilities, as the shares issued and put agreement embody obligations to repurchase the Company’s equity shares that require the Company to settle by transferring its assets. The put option was measured initially at $90,000 and subsequently at fair value of $112,000 and $146,000 at September 30, 2005 and December 31, 2004, respectively. In connection with the put agreement, the Company recognized a non-cash earning of $34,000 during the period ended September 30, 2005, which was a result of the decrease in the price of the Company’s common stock between September 30, 2005 and December 31, 2004.

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2005 and December 31, 2004, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2005 and December 31, 2004, there are 8,715,476 and 8,622,978 shares of common stock issued and outstanding, respectively.

In January 2005, the Company issued an aggregate of 54,998 shares of common stock to investors in connection with the private placement units sold during the year ended December 31, 2004 (Note D). The Company also issued an aggregate of 37,500 shares to investors in connection with 15 additional units sold in January 2005 (Note D).

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company’s officer. These options were granted in lieu of cash compensation for services performed or other consideration.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25	1,500,000	5.09	$ 1.25	1,500,000	$ 1.25

Transactions involving options issued to employees and consultants summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,520,000	$1.25
Granted	837,500	0.56
Exercised	-	-
Canceled or expired	(20,000)	-
Outstanding at December 31, 2003	2,337,500	$1.00
Granted	-	-
Exercised (Note E)	(160,000)	0.56
Canceled or expired (Note E)	(677,500)	0.56
Outstanding at December 31, 2004	1,500,000	$1.25
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	1,500,000	$1.25

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

In connection with the Company’s Private Placement (Note D) during the year ended December 31, 2004, the Company granted an aggregate of 295,200 warrants to investors and 594,000 warrants to placement agent in exchanged for services. In January 2005, the Company issued additional 4,500 warrants to investors in connection with 15 additional units sold in the private placement (Note D).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	893,700	3.94	$ 0.85	893,700	$ 0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	889,200	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	889,200	$0.85
Granted	4,500	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004, and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the period ended September 30, 2005, the Company amortized financing costs and charged to operations an aggregate of $81,819.

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE H - OTHER INCOME AND EXPENSE

The Company’s President has advanced funds to the Company for working capital purposes. The Company has paid in full the amount due to the Company’s President during the year ended December 31, 2004. Additionally, total payment the Company remitted exceeded total balance due to the Company’s President in the amount of $144,006 during the year ended December 31, 2004 and $50,500 during the first quarter of 2005, The Company has accounted for the excess payment of $144,006 and $50,500 to the Company’s President as an advance for the year ended December 31, 2004 and for the quarter ended March 31, 2005, respectively. At December 31, 2004 and March 31, 2005, the Company’s management has determined that the collectibility and length of time to collect the amount due from its President cannot be reasonably assured. Accordingly, the Company has established a reserve of $144,006 and $50,500, respectively, for the year ended December 31, 2004 and for the quarter ended March 31, 2005, and will recognize subsequent repayments, if any, as other income, in the period collected. In April 2005, the Company received a repayment of $140,000 from the Company’s President, and has accordingly accounted for the repayment received as other income.

NOTE I - INTANGIBLE

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $29,862 at September 30, 2005 and is included in other long-term liabilities. The discount amortized and charged to interest expense in relation to this intangible through September 30, 2005 is $799. The intangible assets acquired will be amortized over a period of 5 years.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The intangible assets acquired and their carrying value at September 30, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:
Trademarks	$39,063	$1,953	$37,109	$-	5.0
Total	$39,063	$1,953	$37,109	$-	5.0

SEAWRIGHT HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(Unaudited)

NOTE I - INTANGIBLE (Continued)

Estimated amortization expense as of September 30, 2005 is as follows:

Fiscal year
2005	$3,906
2006	7,813
2007	7,813
2008	7,813
2009 and after	11,718
Total	$39,063

NOTE J - EQUITY LINE OF CREDIT

On September 12, 2005, the Company entered into an investment agreement (“Agreement”) with Dutchess Private Equities Fund, LP (“Dutchess”) to provide the Company with an Equity Line of Credit. Pursuant to the Agreement, Dutchess has agreed to provide the Company with up to $5,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the Securities and Exchange Commission. During this 36 month period, the Company may request a draw down under the Equity Line of Credit by which the Company would sell shares of its common stock to Dutchess, which is obligated to purchase the shares under the Agreement. The Company may, at its election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of the Company’s common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that the Company may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of the Company’s common stock during the pricing period. The Company is under no obligation to draw down under the Equity Line of Credit. As of September 30, 2005, no registration statement has been filed with respect to the Company’s common stock and the investment Agreement.

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

Plan of Operation

The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2004. During the nine-month period ended September 30, 2005, the Company has generated $1,505 of revenue from operations. In 2003, the Company purchased property containing a spring located in Mt. Sidney in the Shenandoah Valley area of Virginia. The spring has a flow in excess of 1,000,000 gallons of water daily. The Company has developed the packaging for selling its water under the brand name Seawright Springs and currently has three proprietary PET bottles in a 10 ounce size, a 16.9 ounce size and a 33.8 ounce size. During June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. The Company is positioning its water in an effort to compete in the luxury brand category of the water market. The Company will be offering both a sparkling and non-sparkling brand. In addition to selling water under the Company's own brand, the Company will continue to seek opportunities to sell its considerable daily supply of water to other bottlers.

Comparison of Financial Results

Three and Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

During the three- and nine-month periods ended September 30, 2005, $0 and $1,505 of revenue, respectively, was generated from the Mt. Sidney spring from on site sales. Management remains forward thinking with the intent to increase sales to a more substantial figure through the remainder of the year. As the Company was a development stage company until December 31, 2004, no revenues were generated in the three- or nine-month period ended September 30, 2004.

Costs and Expenses

During the three- and nine-month periods ended September 30, 2005, total operating costs and expenses were $293,921 and $622,331, respectively. The expenses were incurred in connection with the establishment of our spring water business including consulting and engineering services, testing and spring maintenance and costs associated with the administration and overhead of our business such as accounting, legal and office expenses. This compared with expenses for the three- and nine-month periods ended September 30, 2004 of $112,955 and $218,834, respectively. The increases in expenses are due to the increased expenditures on the spring site operations principally related to consulting and engineering.

The Company has incurred interest expenses of $45,600 and $232,371 for the three- and nine-month periods ended September 30, 2005, respectively; and $21,770 and $56,487 for the three- and nine-month periods ended September 30, 2004, respectively. The increase was primarily attributable to the issuance of convertible notes payable in connection with the Private Placement Memorandum dated August 2004. The convertible notes accrue interest at 11% per annum. Included in the above interest expense amounts are $92,893 of non-cash interest expense in connection with amortization of debt discount.

The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market by the Company on a monthly basis. During the three- and nine-month period ended September 30, 2005, the Company incurred a total loss of $26,584 and $24,473, respectively, of net realized and unrealized trading gains and losses on its trading securities.

In connection with a put agreement entered into by the Company on the Company's common stock, the Company recognized non-cash earnings of $24,000 at March 31, 2005, and an additional $10,000 at June 30, 2005. These earnings were a result of the decrease in the price of the Company's common stock from December 31, 2004 to March 31, 2005, and from March 31, 2005 to June 30, 2005. The market prices of the Company’s common stock were approximately the same at June 30, 2005 and September 30, 2005. Accordingly, no earnings or losses were recorded for the quarter ended September 30, 2005.

The Company’s President has advanced funds to the Company for working capital purposes. The Company has paid in full the amount due to the Company’s President during the year ended December 31, 2004. Additionally, total payment the Company remitted exceeded the total balance due to the Company’s President in the amount of $50,500 during the first quarter of 2005. The Company has accounted for the excess payment of $50,500 to the Company’s President as an advance for the quarter ended March 31, 2005. However, at March 31, 2005, the Company’s management has determined that the collectibility and length of time to collect the amount due from its President cannot be reasonably assured. Accordingly, the Company has established a reserve of $50,500 at March 31, 2005. In April 2005, the Company received a repayment of $140,000 from the Company’s President, and has accounted for the repayment received as other income. Net other income in connection with this transaction amounted $89,500 for the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, the Company had a working capital deficit of $34,345. In the nine-month period ended September 30, 2005, cash flow provided by operations was $439,554. We used proceeds from the private placement to repay the remaining note related to the purchase of the Mt. Sidney spring site. As a result of our early payment on that note we were able to take advantage of a $60,000 discount. This has been accounted for as a gain on extinguishment of debt.

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

As of September 30, 2005, the Company had received total proceeds of $2,665,116, net of placement costs and fees, and had issued to the investors $1,498,500 of Convertible Notes.

Our accounts payable and accrued liabilities of $73,315 are composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

On September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, LP in order to provide us with a possible source of funding. The investment agreement establishes what is sometimes referred to as an Equity Line of Credit. Under the investment agreement, Dutchess has agreed to provide us with up to $5,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the Securities and Exchange Commission. During this 36-month period, we may request a draw down under the Equity Line of Credit by which we would sell shares of our common stock to Dutchess, which is obligated to purchase the shares under the investment agreement. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that we may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of our common stock during the pricing period. We are under no obligation to draw down under the Equity Line of Credit. As of the date of filing of this Form 10-QSB, no registration statement has been filed with respect to the Company’s common stock and the investment agreement.

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

A note was issued in respect of the $50,000 assignor fee to Stafford Street Capital. A further Promissory Note was issued in October 2003 to Joel P. Sens, for $65,000 with interest accruing at a rate of 10% per annum and payable in October 2004. Proceeds from the Joel Sens note and the Company’s previous preferred stock offering were used to meet the immediate liability under the purchase agreement for Seawright Springs. The $115,000 Notes to Joel P. Sens were repaid in September and October 2004.

The Company has plans for capital expenditures at the spring site. These expenditures are currently estimated to be $200,000 and will include the renovation of the spring catchment, which protects the water spring from outside elements. The Company expects this project to be completed by December 31, 2005.

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

Number of Employees

As of September 30, 2005, we have one employee. We do not anticipate hiring additional employees in the next 12 months. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Any future increase in personnel will depend upon the line of business or investment entered into and the availability of funding for those operations.

Off-Balance Sheet Arrangements

We have not had, and at September 30, 2005, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the nine-month period ending September 30, 2005.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10	Confidential Private Placement Memorandum of Seawright Holdings, Inc. dated August 20, 2004, as filed herewith.

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

Seawright Holdings, Inc.

Dated: November 21, 2005	By:	/s/ Joel Sens

Joel Sens Chief Executive Officer