Form 10KSB
period 2005-12-31
SEAWRIGHT HOLDINGS INC
filed 2006-04-17
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $2,524.

The trading price of the registrant's stock on the OTC Bulletin Board on March 17, 2006 was $0.51/share bid price and $0.60/share ask price. The average bid and ask price was $0.55/share. Based on this $0.55 value, the aggregate market value of common stock owned by non-affiliates of the registrant was approximately $1,927,682, calculated on the basis of 3,504,876 shares of common stock owned by non-affiliates.

As of March 31, 2006, the total number of issued and outstanding shares of the issuer's common stock, par value $0.001, was 8,875,476.

Transitional Small Business Disclosure Format: Yes  ☐  No ☒

PART I.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These forward-looking statements are subject to risks, uncertainties and other factors which cause actual results to differ materially from those identified by the forward-looking statements, some of which are described below, including without limitation in Part III, Item 6, Management’s Discussion and Analysis or Plan of Operation, under the heading “Trends, Risks and Uncertainties.” We have no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1. BUSINESS.

Introduction

We incorporated under the laws of the State of Delaware on October 14, 1999, originally under the name Pre-Settlement Funding Corporation. In September 2003, we changed our name to Seawright Holdings, Inc. Seawright Springs, LLC is a wholly owned subsidiary of Seawright Holdings, Inc. and holds title to the Mt. Sydney property described below.

Discontinued Operations

As a result of our acquisition of real property and improvements in October 2003, we restructured our operations to focus on the development of a spring water bottling and distribution business. This restructuring included discontinuing our previous practice of financing plaintiffs who are involved in personal injury claims.

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, we have accumulated losses of $2,014,185.

In October 2003, we acquired property that generates natural spring water. Through the acquisition of this property, we intend to enter the business of producing and selling spring water in Mt. Sidney, Virginia, which is located in the Shenandoah Valley. The property has a natural flow of spring water in excess of 1,000,000 gallons of water daily.

The main focus of our current operations is the establishment of a business that produces and sells spring water from our Mt. Sidney property, although we may pursue other business opportunities that we deem appropriate.

In December 2004, we entered into agreements to acquire two parcels of land located approximately 10 miles south of our Mt. Sidney property and have consummated one of those agreements. We are considering leasing these properties for commercial purposes. See “Description of Property” below.

Business Strategy

Our strategy is to focus on selling natural spring water under the “Seawright Springs” label while aggressively pursuing the bulk sale of natural spring water produced on our Mt. Sidney property.

In addition to our own brand, we expect to also continue to seek opportunities to sell our daily supply of water to other bottlers. We may enter into co-packing arrangements, where other bottlers bottle our water under our name, or private labeling agreements, where our water is bottled under another company’s name. Selling our water under private labeling agreements will allow us to sell our water without incurring the high costs of advertising required to establish brand recognition and market identity.

We currently do not have our own bottling and packaging facilities and we intend to have outside providers bottle and package our brand of water.

We are in the process of installing an updated bulk water loading facility at the Mt. Sidney spring site. Once completed, private labeled bottlers will be able to load water at our spring site and transport it to their bottling and packaging facilities.

Bottled Water Market Overview

Demand for bottled water has grown significantly in recent years, and in particular demand for products that contain spring water. In 2004, total U.S. bottled water volume surpassed 6.8 billion gallons, which was an 8.6% advance over 2003's volume level and bottled water remains the fastest growing major beverage segment. The beverage categories of comparable size--beer, coffee, milk--have all been either unchanging or contracting lately.

U.S. Bottled Water Market
Volume and Producer Revenues
1994 - 2004

Year	Millions of Gallons	Annual % Change	Millions of Dollars	Annual % Change

1994	2,966.4	10.3%	3,164.3	10.0%
1995	3,226.9	8.8%	3,521.9	11.3%
1996	3,495.1	8.3%	3,835.4	8.9%
1997	3,794.3	8.6%	4,222.7	10.1%
1998	4,130.7	8.9%	4,666.1	10.5%
1999	4,583.4	11.0%	5,314.7	13.9%
2000	4,725.0	3.1%	6,113.0	15.0%
2001	5,185.2	9.7%	6,880.6	12.6%
2002	5,795.7	11.8%	7,901.4	14.8%
2003	6,269.8	8.2%	8,526.4	7.9%
2004	6,806.7	8.6%	9,169.4	7.5%

Source: Beverage Marketing Corporation

During the five-year period from 1999 to 2004, bottled water volume increased by an average growth rate of 10.5%, which growth rate exceeded the growth rates of all other beverage categories.

Per capita consumption of bottled water has been growing by at least one gallon annually. In 2004, the per capita consumption of water in the United States increased 7.4% from 2003’s rate, which means annual bottled water consumption by U.S. residents is second only to carbonated soft drinks.

U.S. Bottled Water Market
Per Capita Consumption
1994 - 2004

Year	Gallons Per Capita	Annual % Change

1994	11.5	9.4%
1995	12.2	6.4%
1996	13.1	7.4%
1997	14.1	7.4%
1998	15.3	8.3%
1999	16.8	10.0%
2000	17.3	6.0%
2001	18.8	8.7%
2002	20.9	10.7%
2003	22.4	7.3%
2004	24.0	7.4%

Source: Beverage Marketing Corporation

The bottled water market comprises three major segments: still or non-sparkling, sparkling, and imported water, which includes both non-sparkling and sparkling segments. The Company's spring water may be used in both sparkling and non-sparkling applications.

The Beverage Marketing Corporation categorizes water into three main categories.

* Non-sparkling or still water, which contains no carbonation and is consumed as an "alternative to tap water."

* Sparkling water, which contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field.

* Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., and which is targeted to "image-conscious consumers."

U.S. Bottled Water Market
Volume & Growth by Segment
1994 - 2004

	Non-sparkling		Sparkling		Imports		Total
Year	Volume*	Change	Volume*	Change	Volume*	Change	Volume*	Change

1994	2,687.6	11.0%	174.8	0.1%	104.0	12.4%	2,966.4	10.3%
1995	2,965.6	10.3%	164.2	-6.1%	97.1	-6.6%	3,226.9	8.8%
1996	3,224.3	8.7%	159.0	-3.2%	111.8	15.1%	3,495.1	8.3%
1997	3,491.4	8.3%	153.8	-3.3%	149.1	33.4%	3,794.3	8.6%
1998	3,823.8	9.5%	146.1	-5.0%	160.8	7.8%	4,130.7	8.9%
1999	4,286.3	12.1%	146.0	-0.1%	151.1	-6.0%	4,583.4	11.0%
2000	4,443.0	7.8%	144.2	-1.2%	137.8	-8.8%	4,725.0	7.0%
2001	4,917.3	10.7%	144.0	-0.1%	123.9	-10.1%	5,185.2	9.7%
2002	5,487.5	11.6%	149.5	3.8%	158.7	28.1%	5,795.7	11.8%
2003	5,923.9	8.0%	152.6	2.1%	193.3	21.8%	6,269.8	8.2%
2004	6,411.3	8.2%	166.8	9.3%	228.6	18.3%	6,806.7	8.6%

* Millions of gallons

Source: Beverage Marketing Corporation

Non-sparkling water (still water) remains the largest segment of bottled water, with 8.2% and 8.0% growth in that area in 2004 and 2003, respectively.

The bottled still water business, which will represent our most significant product area, has been consistently growing at rates between 7.8% and 11.6% per annum since 2000 according to the Beverage Marketing Corporation. Still water now comprises over 94% of all of the bottled water gallonage sold in the United States.

Geographic Markets and Distribution Channels

Bottled water accounts for 16.6% of all beverages consumed in the United States and is sold through various channels, including:

•	Home Delivery (1 to 5 gallon bottles)

•	Commercial and Office Delivery (1 to 5 gallon bottles)

•	Off Premise Retail (supermarkets, convenience store, and drug store)

•	On-Premise Retail (restaurants)

•	Vending Machines

•	Institutional Usage (hospitals, schools)

•	Bulk Sales (Domestic and International sales of potable water)

Bottled Water Classifications and Definitions

The Company’s water qualifies as natural spring water and is a mineral water containing 300 parts per million (ppm) total dissolved solids (TDS). The various classifications of water are contained in the paragraphs that follow.

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

Spring water is water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity. Spring water must be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There must be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring must be identified and such identification must be maintained in a company's records. Spring water collected with the use of an external force must be from the same underground striation as the spring, as shown by a measurable hydraulic connection using a hydro-geologically valid method between the bore hole and the natural spring, and must have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice.

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

Well water or "Artesian" water is bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure.

Ground water is water from a subsurface saturated zone that is under a pressure equal to or greater than atmospheric pressure. Ground water must not be under the direct influence of surface water.

Purified water is bottled water produced by distillation, de-ionization, reverse osmosis, or other suitable process and that meets the definition of purified water.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency ("EPA") pursuant to the Safe Drinking Water Act of 1974 ("SDWA"), which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

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

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act, which defines food as "articles used for food or drink for man or other animals." This includes packaged (bottled) water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

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

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which our products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers. Our Mt. Sidney property has been inspected and approved by the Virginia Department of Agriculture as a source of spring water. We are also required to make certain disclosures and disclaimers on our labels.

Compliance with these various regulations has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Competition

The beverage industry, and in particular the bottled water industry, is extremely competitive and seasonal. The leaders in the U.S. bottled water business, based on total estimated sales (at wholesale), according to the Beverage Marketing Corporation, are Aquafina, Dasani, Poland Spring, Arrowhead, Sparkletts, Deer Park and Crystal Geyser. Depending upon the method of entry and plan of action a particular company chooses to employ, it can be very costly to penetrate this market and expand. Our initial focus on the bulk sale of spring water is a relatively low cost plan of action.

Marketing Objectives and Advertising Strategy

Our initial marketing strategy is targeted primarily to build awareness of our natural spring water among private label bottlers and to develop our own labeled product for sale. We have recently acquired, and are presently developing, packaging for selling our water under the name “Seawright Springs” and are positioning our water in an effort to compete in the luxury brand category of the water market.

Intellectual Property

In June 2005, we purchased intellectual property from Quibell Partners, L.L.C. relating to the creation and bottling of flavored and non-flavored bottled water, including, but not limited to, the following:

•     certain trademarks, service marks, trade names, service names and logos;
•  various glass bottle designs;
•  bottle label designs and artwork for water bottle carrypacks;
•  formulas for flavored sparkling water and for teas; and
•  web site coding.

We expect that this acquisition will assist us in establishing and growing market share in the bottled water and tea market. We also own the domain name www.seawrightsprings.com.

Research and Development

We did not incur any research and development expenses in the last two years.

Employees

As of December 31, 2005, we had one employee, Joel Sens, who serves as our president, chief executive officer, secretary and treasurer. During 2005, Mr. Sens received a salary of $150,000.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 600 Cameron Street, Alexandria, Virginia 22314. We lease these facilities on a month-to-month basis at a cost of $192 per month. We believe these facilities are suitable for our current needs.

In October 2003, we acquired land and a spring located in Mt. Sidney, Virginia for $1,000,000 and a $50,000 assignment fee. Stafford Street Capital LLC, a business entirely owned by our principal stockholder, our chief executive officer and director, Joel Sens, contracted to purchase the property in June 2003 and assigned all its interests in the contract in October 2003 to Seawright Springs LLC, our wholly owned subsidiary. At the closing of the property acquisition, $300,000 was paid in cash, and $700,000 became subject to a promissory note carrying an interest rate of 6% per annum. Under the terms of the promissory note, $100,000 plus interest was due and paid in April 2004 and $200,000 plus interest was due and paid in October 2004. We paid off the remaining amount due under the promissory note, ahead of schedule, using proceeds from our private placement, in the first quarter of 2005. We also were able to negotiate a $60,000 reduction in the amount of principal owed on the promissory note, which has been accounted for as a gain on the extinguishment of debt. Had we not renegotiated the amount owed and paid the promissory note ahead of schedule, $162,500 plus interest would have been due in October 2006 and $237,500 plus interest would have been due in October 2008, the fifth anniversary of the acquisition. The Mt. Sidney property is insured under a general liability policy in the amount of $1,000,000.

In December 2004, we entered into agreements to acquire two parcels of land located approximately 10 miles south of our Mt. Sidney property. The properties are located in the city of Staunton, Virginia. We closed the purchase on one parcel, which is a 33.52 acre site, on May 24, 2005. The purchase price for that parcel was $725,000, of which $225,000 was paid in cash. The remaining $500,000 of the purchase price is secured by a note on which we are obligated to pay interest at a rate of 8% per annum, payable semiannually, the first payment of interest of which was due and paid on November 20, 2005. No principal is payable until May 20, 2006, at which time the entire principal balance and all accrued and unpaid interest is due and payable. We intend to enter into a loan agreement with a bank in order to finance the payment due in May. The 33.52 acre property is insured under a general liability policy in the amount of $1,000,000.

The second parcel is a 3.46 acre site that we agreed to purchase, subject to a study period that is currently in effect, for a purchase price of $240,000. We paid a refundable $10,000 deposit on this 3.46 acre site in April 2005.

Although no assurances can be given, both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. In the future, we may lease these properties for commercial purposes.

In November of 2005, we executed a contract for the purchase of unimproved property in Augusta County, Virginia. The contract provided for a 90-day study period and required us to make a refundable deposit of $50,000. During the course of the study period, we decided to terminate the contract. We expect to receive a refund of our deposit in April of 2006.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any material litigation or potential litigation affecting us or our assets or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of fiscal year 2005 to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to January 9, 2004, there was no public trading market for our securities. On January 9, 2004, our securities began trading on the OTC Bulletin Board (“OTCBB”) maintained by members of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol SWRI.OB. As of March 31, 2006, there were approximately 134 holders of record of our common stock.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal Year Ended December 31, 2005
	High($)*	Low($)*
Fourth Quarter	1.05	0.40
Third Quarter	0.85	0.70
Second Quarter	1.00	0.65
First Quarter	1.05	0.40

	Fiscal Year Ended December 31, 2004
	High($)*	Low($)*
Fourth Quarter	1.05	0.90
Third Quarter	1.10	0.44
Second Quarter	1.50	0.44
First Quarter(1)	1.25	0.16
________________

(1) Data for the first quarter of 2004 is for the period January 9, 2004, the date our common stock began trading on the OTCBB, through March 31, 2004.

* Quotations provided by YAHOO FINANCE

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Dividend Information

We have not declared or paid cash dividends on our common stock or made distributions in the past, and we do not anticipate that we will pay cash dividends or make cash distributions in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

As defined under Part I, under Forward-Looking Statements, the forward-looking statements in the discussion that follows are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are a variety of important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our management.

Plan of Operation

In 2003, we purchased property containing a spring located in Mt. Sidney, Virginia in the Shenandoah Valley with the intention of developing a spring water distribution business. The spring has a flow in excess of 1,000,000 gallons of water daily. In December 2004, we entered into agreements to acquire two parcels of land located approximately 10 miles south of the Mt. Sidney property and have consummated one of those agreements. We are considering leasing these properties for commercial purposes. See “Description of Property” above.

We have chosen to develop and acquire packaging for selling our water under the brand names Seawright Springs and Quibell. We have developed two proprietary Polyethylene Terephthalate, or PET, bottles in a 16.9 ounce size and a 33.8 ounce size. In addition, in June 2005 we acquired from Quibell, glass bottle designs for various sized bottles (including 237 ml, 385 ml, 750 ml and 1 liter sizes) as well as labels for various sized sparkling water bottles, spring water bottles and tea bottles (including 237 ml, 385 ml, 750 ml, 1 liter, 1.5 liter and 16.9 ounce bottles).

We are positioning our water in an effort to compete in the luxury brand category of the water market. We expect to offer a non-sparkling brand and to begin selling bottled water under the “Seawright Springs” brand name in the second quarter of 2006. We will also continue to seek opportunities to sell our daily supply of water to other bottlers.

The further development of this business will require, among other things, further capital expenditure on plant and equipment, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and maintenance personnel. While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We believe that it will be necessary to raise further capital to implement our business plan over the course of the next twelve months.

For the period from our inception through December 31, 2005, we have:

•  formed our company and established our initial structure;
•  sought and pursued investment opportunities;
•  reviewed and analyzed the potential market for natural spring water;
•  purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
•  entered into two agreements, one of which has closed, to purchase properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
•  purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
•  performed required testing of water quality at spring site;
•  began developing a new web site as part of our marketing strategy; and
•  made improvements to the spring site and water collection facilities.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We are currently making improvements to plant and equipment at the spring site, and intend to spend approximately $150,000 to complete renovating our spring catchment, which protects the water spring from outside elements. We expect this project to be completed by April 30, 2006.

Number of Employees

As of December 31, 2005, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees may increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of December 31, 2005, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Years Ended December 31, 2005 and 2004

Revenues

During the year ended December 31, 2005, we generated $2,524 in revenues from continuing operations. Prior to 2005, the Company had generated no revenue from continuing operations.

Costs and Expenses

From our inception through December 31, 2005, we have incurred losses of $2,014,185. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $946,457 during the year ended December 31, 2005 as compared to $198,506 of expenses in during the year ended December 31, 2004. Expenses for the year ended December 31, 2005 are composed principally of salary, legal and accounting fees, financing expense on our funding instruments, and consulting fees associated with the acquisition of land. Our other expenses increased by $176,676 from 2004 to 2005 primarily due to interest expense attributable to our private placement.

During the year ended December 31, 2005, we incurred a loss of $54,592 from our trading of marketable securities. During the year ended December 31, 2004, we recorded gain of $93,518. These amounts are included in the operating loss and operating gain totals, respectively, for each year.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $425,378, an available cash balance of $130,857, a marketable securities balance of $138,910 and an accounts payable and accrued liabilities balance, including accrued interest on the notes, of approximately $120,000.

As a result of our operating losses from our inception through December 31, 2005, we have generated a cash flow deficit of $1,845,423 from operating activities.

In order to provide funding for operations and capital expenditures, on September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, LP. The investment agreement establishes what is sometimes referred to as an “equity line of credit.” Under the investment agreement, Dutchess has agreed to provide us with up to $5,000,000 during the 36-month period following the date a registration statement of our common stock is declared effective by the Securities and Exchange Commission. During this 36-month period, we may request a draw down under the equity line of credit by which we would sell shares of our common stock to Dutchess, which is obligated to purchase the shares under the investment agreement, subject to certain conditions set forth therein. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that we may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of our common stock during the pricing period. We are under no obligation to draw down under the equity line of credit. As of the date of filing of this Form 10-KSB, no registration statement has been filed with respect to our common stock to be issued under the equity line of credit or the investment agreement.

Private Placement

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

We sold 984 units in 2004. In January 2005, we received $45,000 for an additional 15 units subscribed. With respect to these 15 units, we issued to the investors convertible promissory notes in an aggregate amount of $22,500, 37,500 shares of our common stock, valued at $25,188, and 15 warrants.

On January 31, 2005, we notified Jones, Byrd and Attkisson, the placement agent, that we would no longer accept any further investment in our private placement. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to the investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, none of which have been converted to common stock.

Future Funding Requirements and Going Concern

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. Within the next year, funds will be needed to meet our obligations under the purchase agreements for the Staunton, Virginia properties and to fund improvements to our spring site and our initial operations.

We intend to generate these funds from our equity line of credit and to enter into a bank loan to finance the acquisition of the 33.52 acre Staunton property. We believe that proceeds from the equity line of credit and the financing of the Staunton property will allow us to cover our capital and operating expenses over the next year.

If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report included herein that we have incurred operating losses since our inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2005, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•	stock-based compensation; and
•	revenue recognition.

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

In December 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We are assessing the implications of this revised standard, which may materially impact the Company's results of operations during 2006 and thereafter.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that the customer and we jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires retrospective application of all comparative financial statements for “voluntary” accounting principle changes. This statement, however, does not apply to changes in principle due to new accounting pronouncements when the new pronouncement includes specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is currently not expected to have a material impact on the Company’s consolidated results of operations and financial position in the foreseeable future.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. Accordingly, the Company is reviewing its processes and will adopt the required accounting and disclosures.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business as discussed below, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our stock.

Limited operating history; anticipated losses; uncertainly of future results

We have only a limited operating history upon which to be evaluated. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. We will be incurring costs to develop, introduce and enhance our spring water operations and products, to develop and market an interactive website, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not followed by commensurate revenue, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from sales of our products. We expect negative cash flow from operations to continue for at least the next 12 months, and we must raise additional capital to meet our expected expenses. We intend to raise this capital primarily through the establishment of an equity line of credit as described above, but it is possible that we will not be able to establish the equity line of credit, or that proceeds from the equity line of credit will be insufficient to cover our future expenses.

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: market acceptance of our products, the demand for the spring water services and related products; seasonal trends in demand; the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, and the implementation of marketing programs, key agreements and strategic alliances; our ability to obtain additional financing in a timely manner and on terms favorable to us; the introduction of new services and products by us or our competitors; price competition or pricing changes in the industry; technical difficulties; and general economic conditions specific to the beverage market and the spring water industry. Our quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or investors’ expectations in some future quarter.

We are subject to substantial competition and may not have the ability or the capital to compete effectively

The industry in which we expect our products to be sold is highly competitive. We may not have the ability or the capital to compete effectively in this environment. The significant competition in our industry could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational firms with far greater resources than we possess. Many of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult to sell our products. Many of our competitors also have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may also be able to devote greater resources to the promotion and sale of their products.

Management of growth

We may experience significant growth, which would result in increased responsibilities for management and the need for additional employees. We believe that our ability to attract, train, and retain qualified technical, sales, marketing and management personnel will be a critical factor to our future success.

Our future success will also be highly dependent upon our ability to successfully manage the anticipated expansion of our operations. Our ability to manage and support growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems and other procedures, and attract and retain sufficient numbers of financial, accounting, administrative and management personnel.

Our future success also depends upon our ability to address potential market opportunities while managing expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations and financial condition will be materially and adversely affected.

Risks associated with acquisitions

Although we do not presently intend to do so, as part of our business strategy in the future, we could acquire assets and businesses relating to or complementary to our operations. Any acquisitions by us would involve risks commonly encountered in acquisitions of assets or companies. These risks would include, among other things, the following: we could be exposed to unknown liabilities of the acquired companies; we could incur acquisition costs and expenses higher than anticipated; fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; we could experience difficulties and expenses in assimilating the operations and personnel of any acquired businesses; our ongoing business could be disrupted and our management’s time and attention diverted; and we could be unable to integrate with any acquired businesses successfully.

For example, in June 2005, we acquired certain trademarks and other intellectual property, including bottle designs and labeling as well as formulas for flavored sparkling water and teas. We expect that this acquisition will assist us in establishing and growing market share in the bottled water and tea market. However, if we are not able to successfully integrate these acquired assets into our business by selling more of our products and increasing our market share, we may not experience a return on investment commensurate with the acquisition cost.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2004 are presented in a separate section commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

Our chief executive officer and chief financial officer have evaluated, as of December 31, 2005, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Our chief executive officer and chief financial officer have determined that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

During the quarter ended December 31, 2005, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers and Directors.

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below. We have no other promoters or control persons. The directors named below will serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement.

At beginning of 2005, Joel Sens was the sole director of the Company. Following the closing of our private placement in January 2005, the Company added two new directors, Ronald Attkisson and Jeffrey Sens.

Committees of the Board of Directors.

We do not presently have any active committees.

Compensation of Directors

Directors were not compensated for their services before September 30, 2005, but were reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board. Beginning with the fourth quarter of 2005, each director is compensated at a annual rate of $7,500, paid quarterly, in addition to receiving reimbursement for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.
Joel Sens, President, Chief Executive Officer, Treasurer and Secretary /Director

Mr. Joel Sens, age 41, is the current president, chief executive officer, treasurer and secretary and has served in those positions since 2004. Mr. Sens has also been a director of the Company since our inception. Mr. Sens is an entrepreneur who was a founder of Next Generation Media Corp., a publicly held media holding company, in March 1997. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

Jeffrey Sens, Director

Mr. Jeffrey Sens, age 41, previously served as a director from October 1999 to 2004 and became a director again in January 2005. He currently holds a senior operations position in the FedEx Ground Division of FedEx Corp, which he has held since 2001. From 1997 to 2001, Jeffrey Sens was vice president of Operations for Top Driver Inc., a national driver training products and services company that partners with Ford Motor Company. Prior to working at Top Driver Inc., Jeffrey Sens held a variety of senior operations management positions with prominent consumer product companies such as Sara Lee Corp. (1995-1997) and President International Corp. (1992-1995). Jeffrey Sens has a Bachelor of Science in Industrial Engineering from the University of Toledo and an MBA from Clemson University. Jeffrey Sens is the brother of Joel Sens.

Ronald L. Attkisson , Director

Mr. Ronald L. Attkisson, age 57, has been a director since January 2005. Ronald Attkission also serves as a director of two public companies, Scientago Inc. and OneTravel. He is the president, chief executive officer and a founder of Jones, Byrd and Attkisson, which is a NASD-registered broker dealer firm based in Atlanta, Georgia. Prior to Jones, Byrd and Attkisson, Ronald Attkisson worked in the investment banking and brokerage business since 1977 with the national and regional firms Reynolds Securities, The Robinson-Humphrey Company, Interstate Securities, Johnson, Lane, Space, Smith & Company and Attkisson and Associates. Prior to working in the securities industry, Ronald Attkisson worked for the North Carolina Department of Human Resources. Ronald Attkisson graduated from the University of North Carolina at Chapel Hill in 1970.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2005 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees. We are a development stage company with no principal operating activities and limited resources. We also have only one employee, who holds all of our officer positions. Because of these factors, we have not yet adopted a formal code of ethics, but we expect to adopt such a code in the future.

ITEM 10. EXECUTIVE COMPENSATION.

Joel Sens received compensation totaling $240,000 in respect of his services during the last three full fiscal years, which is the only compensation we have paid since our inception. Joel Sens received total compensation of $90,000 in respect of services performed by him from 2002 to 2004 and received $150,000 in respect of services performed by him in 2005. There have been no other awards or stock based compensation in the last three fiscal years.

Although no formal employment agreement has been entered into with Joel Sens, he currently receives an annual salary of $180,000 per year.

The table set forth below summarizes the annual and long-term compensation paid by us during the years ended December 31, 2005, 2004 and 2003 to or for the account of Joel Sens, our chief executive officer, president, treasurer and secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Compensation
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)
Joel Sens, CEO	2005	150,000	0	0	0	0	0	0
	2004	90,000	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
________________

(1) October 2000 employment agreements, contracting for $140,000 per year, with Darryl Reed, the former president of our predecessor company, Pre-Settlement Funding Corporation, and Joel Sens, were renegotiated during 2003 and no compensation other than the $90,000 paid to Joel Sens in October 2004, described above, has been paid.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End (#) Exercisable / Unexercisable
Joel Sens, CEO	0	0	1,500,000/0	$20,000(1)/$0
________
(1) This amount is calculated by valuing the Company’s shares at $0.55/share, based on the average of the bid and ask prices at December 31, 2005.

Under an October 2000 subscription agreement with Joel Sens, we issued 3,000,000 shares of our common stock to Joel Sens, as founder, at a price of $0.001 per share. In addition, under the October 2000 subscription agreement, we granted Joel Sens stock options exercisable for 1,500,000 shares of our common stock, as follows:

•  400,000 shares of our common stock at $0.50 per share;
•  300,000 shares of our common stock at $1.00 per share;
•  300,000 shares of our common stock at $1.75 per share; and
•  500,000 shares of our common stock at $2.00 per share.

Joel Sens has not exercised any of these options. Stock options previously issued for Darryl Reed were cancelled in an agreement dated September 2003 between Darryl Reed and us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 31, 2006 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (ii) all directors and executive officers of the Company individually and as a group:

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class (2)

Common Stock	Joel Sens	5,604,334 (3)	43.00%
	600 Cameron Street
	Alexandria VA 22314

Common Stock	Theodore Kanakis	1,100,000	8.44%
	1160 N. Quincy Street #408
	Arlington Virginia 22201

Common Stock	Ronald L. Attkisson	425,166 (4)	3.26%
	2839 Paces Ferry Road, Suite 320
	Atlanta, Georgia 30339

Common Stock	Jeffrey Sens	3,600	0.03%
	1210 Springtree Lane
	Westerville, Ohio 43801

Common Stock	All executive officers	6,033,100	46.29%
	and directors as a group (3 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned and the stockholder’s percentage ownership is based on issued common stock, as well as convertible notes, stock options and warrants that are currently exercisable.

(3) Included within this amount are stock options granted to Joel Sens, as part of his October 2000 subscription agreement. These stock options are exercisable for 1,500,000 shares of our common stock as described under “Executive Compensation” above. Also included within this amount is 175,000 shares owned by Stafford Street Capital LLC, an entity wholly owned by Joel Sens.

(4) Included within this amount are warrants acquired by Ronald Atkisson in December of 2005. These warrants are exercisable for 313,400 shares of our common stock and have an exercise price of $0.85 a share. Also included within this amount are 125,066 shares owned by IFS Holdings, Inc., a company controlled by Ronald Attkisson.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

(i)	All compensation plans (including individual compensation arrangements) previously approved by our stockholders; and

(ii)	All compensation plans (including individual compensation arrangements) not previously approved by our stockholders.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	1,500,000	$1.35/share	0
Total	1,500,000	$1.35/share	0

Under the October 2000 subscription agreement, we granted Mr. Sens stock options exercisable for 1,500,000 shares of our common stock as described under “Executive Compensation” above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions.

There have been no related party transactions, except for the following:

Our President and principal shareholder Joel Sens advanced cash to us in return for our issuance of notes to him in total amount of approximately $230,000 at December 31, 2003. These advances were subject to interest at a rate of 7% per annum. Two other notes were also issued subject to an interest rate of 10%, one for $50,000 to Stafford Street Capital, an investment company owned by Joel Sens, and another for $65,000 to Joel Sens individually. All of these notes and loan balances were repaid during the year ended December 31, 2004. The amounts due on the advances and notes were overpaid by us in the amount of $144,006 during the year ended December 31, 2004, and additional overpayment of $50,500 during the year ended December 31, 2005. The overpayments were accordingly deducted from additional paid-in capital for the year ended December 31, 2004 and 2005. During 2005, Joel Sens contributed capital of $140,000 to us in direct response to the excess payments. We have accounted for the transaction as an addition to paid-in capital.

One of our directors, Ronald L. Attkisson, is also the principal stockholder of Jones, Byrd and Attkisson, which, from August 2004 until February 2005, acted as placement agent for our private placement. In connection with its role as placement agent, Jones, Byrd and Attkisson received a fee of $299,700 and was issued warrants exercisable for 594,000 shares of our common stock at $0.85 per share. Jones, Byrd and Attkisson is also acting as placement agent under the investment agreement with regard to the equity line of credit. Under our placement agent agreement for the equity line of credit, we agreed to pay Jones, Byrd and Attkisson 1% of the gross proceeds from each put exercised under the investment agreement.

Joel Sens, our only officer and one of our directors, is engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, holds office, or serves on a board of directors. As a result, certain conflicts of interest may arise between us and Joel Sens. We will attempt to resolve such conflicts of interest in our favor. Joel Sens is accountable to us and our stockholders as a fiduciary, and is required to exercise good faith and integrity in handling our affairs. A stockholder may be able to institute legal action on behalf of the Company or on behalf of himself or herself and other similarly situated stockholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to us.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.             Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

4.2	Amended Form of Subscription Agreement.(3)

4.3	Form of 10% Convertible Note.(4)

4.4	Form of Registration Agreement relating to the 10% Convertible Notes.(5)

4.5	Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Joel P. Sens.(6)

4.6	Subscription Agreement dated October 26, 2000 by and between Pre-Settlement Funding Corporation and Darryl Reed.(7)

4.7	Form of Common Stock Purchase Option.(8)

4.8	Form of Amended Escrow Agreement by and between Pre-Settlement Funding Corporation, Three Arrows Capital Corp. and The Business Bank.(9)

9	Stockholder Agreement by and among Pre-Settlement Funding Corporation, Joel P. Sens and Darryl W. Reed, dated October 26, 2000.(10)

10.1	Form of Purchase and Security Agreement.(11)

10.2	Employment Agreement between Pre-Settlement Funding Corporation and Joel Sens dated October 1, 2000.(12)

10.3
Letter by Typhoon Capital Consultants, LLC to Pre-Settlement Funding Corporation on December 11, 2001 withdrawing as a consultant to Pre-Settlement Funding Corporation and waiving all rights to any cash or equity compensation owed to it by Pre-Settlement Funding Corporation except for the fifty thousand (50,000) shares already issued to Typhoon Capital Consultants, LLC.(13)

10.4	Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku.(14)

10.5	Letter Agreement for consulting services dated August 31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC.(15)

10.6	Letter Agreement for consulting services dated June 13, 2000, between Pre-Settlement Funding Corporation and Baker Technology, LLC.(16)

10.7	Purchase and Sale Agreement by and between Baker Seawright Corporation, Seller and Stafford Street Capital, LLC.(1)

10.8	Amendment to Purchase and Sale Agreement.(1)

10.9	Assignment of Contract pursuant to Purchase and Sale Agreement.(1)

10.10	Confidential Private Placement Memorandum of Seawright Holdings, Inc. dated August 20, 2004.(17)

10.11	David Levy Termination Agreement dated October 1, 2004.(18)

10.12	Contract for Purchase of Unimproved Property dated as of November 23, 2004, by and between A.B.C. Farms, LLC and Seawright Holdings, Inc.(19)

10.13	Contract for Purchase of Unimproved Property dated as of February 24, 2005, by and between Robert J. Daly et al and Seawright Holdings, Inc.(20)

10.14	Note dated May 20, 2005, by Seawright Holdings, Inc. to A.B.C. Farms, LLC.(21)

10.15	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, L.L.C.(22)

10.16	Investment Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Dutchess Private Equities Fund, L.P.(23)

10.17	Registration Rights Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Dutchess Private Equities Fund, L.P.(23)

10.18	Placement Agent Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Jones, Byrd and Attkisson, Inc.(23)

21	Subsidiaries of the Registrant.(24)

31#
Certification of Chief Executive Officer and Treasurer (principal executive officer and principal financial officer), pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32#
Certification of Chief Executive Officer and Treasuer (principal executive officer and principal financial officer), pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

____________________________

# Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.
(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.
(3)	Incorporated by reference from exhibit 4(i) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(4)	Incorporated by reference from exhibit 4(ii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(5)	Incorporated by reference from exhibit 4(iii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(6)	Incorporated by reference from exhibit 4(iv) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(7)	Incorporated by reference from exhibit 4(v) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(8)	Incorporated by reference from exhibit 4(vi) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(9)	Incorporated by reference from exhibit 4(vii) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(10)	Incorporated by reference from exhibit 9 of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(11)	Incorporated by reference from exhibit 10(i) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(12)	Incorporated by reference from exhibit 10(iii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(13)	Incorporated by reference from exhibit 10(iv) of Amendment No. 5 to the Registration Statement on Form SB-2 as filed with the SEC on January 16, 2002.
(14)	Incorporated by reference from exhibit 10(v) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(15)	Incorporated by reference from exhibit 10(vi) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(16)	Incorporated by reference from exhibit 10(vii) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(17)	Incorporated by reference from exhibit 10 of Form 10-QSB as filed with the SEC on November 21, 2005.
(18)	Incorporated by reference from Form S-8 POS as filed with the SEC on February 7, 2005.
(19)	Incorporated by reference from exhibit 10(i) of Form 10-QSB as filed with the SEC on May 23, 2005.
(20)	Incorporated by reference from exhibit 10(ii) of Form 10-QSB as filed with the SEC on May 23, 2005.
(21)	Incorporated by reference from Form 8-K as filed with the SEC on June 2, 2005.
(22)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.
(23)	Incorporated by reference from Form 8-K as filed with the SEC on September 16, 2005.
(24)	Incorporated by reference from exhibit 21 of Form 10-KSB as filed with the SEC on April 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004

1. Audit Fees	$50,350	$32,950

2. Audit Related Fees	--	--

3. Tax Fees	--	--

4. All Other Fees	--	--

Total Fees	$50,350	$32,950

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

Date: April 13, 2006

Seawright Holdings, Inc.
a Delaware Corporation

By: /s/ Joel Sens
Joel Sens
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2006
By: /s/ Joel Sens
Joel Sens
Title: Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

Date: April 13, 2006

By: /s/ Ronald L. Attkisson
Ronald L. Attkisson
Title: Director

Date: April 13, 2006

By: /s/ Jeffrey Sens
Jeffrey Sens
Title: Director

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
DECEMBER 31, 2005 AND 2004

SEAWRIGHT HOLDINGS, INC.

SEAWRIGHT HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4-5

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period From Inception (October 14, 1999) Through December 31, 2005

Consolidated Statements of Changes in Stockholders' Equity for the Period From Inception (October 14, 1999) Through December 31, 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period From Inception (October 14, 1999) Through December 31, 2005

Notes to the Consolidated Financial Statements	F-12 - 31

RUSSELL BEDFORD STEFANOU MIRCHANDANI , LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Seawright Holdings, Inc.
Alexandria, VA

We have audited the accompanying consolidated balance sheets of Seawright Holdings Inc. and subsidiary, a development stage company, (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from October 14, 1999 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seawright Holdings Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period October 14, 1999 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note Q to the consolidated financial statements, the Company restated the balance sheet as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended.

                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
            Russell Bedford Stefanou Mirchandani LLP
            Certified Public Accountants
McLean, Virginia
March 24, 2006

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	(As restated - Note Q) 2004
ASSETS
Current assets:
Cash and cash equivalents	$130,857	$190,419
Marketable securities	138,910	1,556,405
Deposits	125,300	65,700

Total current assets	395,067	1,812,524

Property and equipment - net	1,775,669	1,013,955

Deferred financing costs - net	507,247	649,035

Intangible asset	35,156	-

Total assets	$2,713,139	$3,475,514

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY	2005	As restated - Note Q 2004
Current liabilities:
Accrued expenses	$120,445	$75,273
Accrued put agreement	200,000	200,000
Note payable, current portion	500,000	-

Total current liabilities	820,445	275,273

Long-term liabilities
Note payable - long-term portion	-	400,000
Convertible notes payable, net of debt discount	1,077,944	954,777
Other long-term liabilities	30,683	-

Total liabilities	1,929,072	1,630,050

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share;
100,000 shares authorized.
Series A convertible preferred stock, par value
$0.001 per share; 60,000 authorized.
Common stock, par value $.001 per share;
19,900,000 shares authorized; 8,875,476 and
8,782,978 shares issued and outstanding at
December 31, 2005 and 2004, respectively.	8,876	8,783
Additional paid-in-capital	2,814,376	2,665,485
Preferred stock dividend	(25,000)	(25,000)
Common stock subscription	-	25,581
Accumulated deficit during development stage	(2,014,185)	(829,385)

Total stockholders' equity	784,067	1,845,464

Total liabilities and stockholders' equity	$2,713,139	$3,475,514

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
	2005	(As restated- Note Q) 2004	For the period from October 14, 1999 (date of inception) through December 31, 2005

Sales	$2,524	$-	$2,524

Costs and expenses:
Selling, general and administrative	885,327	291,607	2,492,843
(Gain) loss on trading securities	54,592	(93,518)	(38,926)
Depreciation and amortization	6,538	417	6,955

	946,457	198,506	2,460,872

Operating loss	(943,933)	(198,506)	(2,458,348)

Other income (expense):
Other income	1,000	60,948	61,948
Gain on extinguishment of debt	60,000	-	807,103
Interest expense	(301,867)	(125,139)	(441,789)

Total other income (expense)	(240,867)	(64,191)	427,262

Loss from continuing operations before income taxes and discontinued operations	(1,184,800)	(262,697)	(2,031,086)

Provision for income tax	-	-	-

Loss from continuing operations before
discontinued operations	(1,184,800)	(262,697)	(2,031,086)

Income from discontinued operations	-	-	16,901

Net loss	(1,184,800)	(262,697)	(2,014,185)

Preferred stock dividend	-	(25,000)	(25,000)

Net loss attributable to common
shareholders	$(1,184,800)	$(287,697)	$(2,039,185)

Losses per common share
Continuing operations
Basic	$(0.13)	$(0.05)
Assuming dilution	$(0.13)	$(0.05)

Weighted average common shares outstanding	8,874,462	6,363,095

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Net loss	-	$-	-	$-	$-	$-	$-	$(1,291)	$(1,291)

Balance at December 31, 1999	-	-	-	-	-	-	-	(1,291)	(1,291)
Common stock issued on September
30, 2000 in exchange for convertible
debt at $.50 per share	-	-	78,000	78	38,922	-	-	-	39,000
Common stock issued on November
27, 2000 in exchange for convertible
debt at $.50 per share	-	-	26,000	26	12,974	-	-	-	13,000

Net loss	-	-	-	-	-	-	-	(157,734)	(157,734)

Balance at December 31, 2000	-	-	104,000	104	51,896	-	-	(159,025)	(107,025)
Common stock issued on January 1,
2001 in exchange for convertible debt
at $.50 per share	-	-	174,000	174	86,826	-	-	-	87,000
Common stock issued on January 2,
2001 to founders in exchange for
services rendered at $.001 per share	-	-	5,000,000	5,000	20	-	-	-	5,020
Common stock issued on January 2,
2001 in exchange for services
rendered at $.50 per share	-	-	90,000	90	44,910	-	-	-	45,000

Net loss	-	-	-	-	-	-	-	(556,921)	(556,921)

Balance at December 31, 2001	-	-	5,368,000	5,368	183,652	-	-	(715,946)	(526,926)

Net loss								(357,588)	(357,588)

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)
Preferred stock issued in exchange
for cash at $5 per share	55,000	55	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for
services rendered	-	-	-	-	5,276	-	-	-	5,276

Net income	-	-	-	-	-	-	-	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$-	$-	$(566,688)	$(97,392)
Preferred stock cancelled in exchange
for stock options exercised at
$.5625 per share	(5,000)	(5)	160,000	160	64,845	-	-	-	65,000
Common stock issued on April 8, 2004
in exchange for cash at $.30 per share	-	-	300,000	300	89,700	-	-	-	90,000
Common stock issued and subscribed
in connection with private placement	-	-	2,404,978	2,405	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to
common stock	(50,000)	(50)	500,000	500	(450)	-	-	-	-

Preferred stock dividend	-	-	50,000	50	24,950	-	(25,000)	-	-
Warrants issued to consultants in
exchange for services rendered	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of
convertible debentures	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to
convertible debentures	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to
shareholder	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability
upon issuance of put agreement	-	-	-	-	(200,000)				(200,000)

Net loss	-	-	-	-	-	-	-	(262,697)	(262,697)

Balance at December 31, 2004 (restated)	-	$-	8,782,978	$8,783	$2,665,485	$25,581	$(25,000)	$(829,385)	$1,845,464

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,665,485	$25,581	$(25,000)	$(829,385)	$1,845,464
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss	-	-	-	-	-	-	-	(1,184,800)	(1,184,800)

Balance at December 31, 2005	-	$-	8,875,476	$8,876	$2,814,376	$-	$(25,000)	$(2,014,185)	$784,067

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	(As restated - Note Q) 2004	For the period from October 19, 1999 (date of inception) through December 31, 2005
Net loss	$(1,184,800)	$(262,697)	$(2,014,185)
Income from discontinued operations	-	-	(16,901)

	(1,184,800)	(262,697)	(2,031,086)

Adjustments to reconcile to net cash from
operating activities:
Depreciation and amortization	6,538	417	6,955
Amortization of debt discount	112,083	27,775	139,858
Amortization of deferred financing costs	141,788	52,410	194,198
Extinguishment of debt	(60,000)	-	(807,103)
Accretion of interest on tradename liability	1,621	-	1,621
Financing expense attributed to conversion
of stock options to common stock	-	1,500	1,500
Common stock issued to founders	-	-	5,020
Common stock issued in exchange for
services rendered	-	-	45,000
Stock options issued in exchange for services
rendered	-	-	5,276
Write-off of claimed receivable -
discontinued operations	-	6,000	6,000
Change in:
Marketable securities - trading	1,417,495	(1,556,405)	(138,910)
Claims receivable	-	-	(6,000)
Deposits	(59,600)	(65,700)	(125,300)
Purchase of intangible	(10,000)	-	(10,000)
Cash disbursed in excess of available funds	-	(24,688)	-
Accrued expenses	45,172	(73,274)	867,548

Net cash provided by (used in) continuing
operating activities	410,297	(1,894,662)	(1,845,423)

Net cash provided by discontinued operating
activities	-	-	16,901

Net cash from operating activities	410,297	(1,894,662)	(1,828,522)

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2005	(As restated - Note Q) 2004	For the period from October 19, 1999 (date of inception) through December 31, 2005
Cash flows from investing activities
Capital expenditures	(264,346)	(7,592)	(578,718)

Net cash from investing activities	(264,346)	(7,592)	(578,718)

Cash flows from financing activities
Proceeds from issuance of common stock and
stock subscription - net of costs and fees	25,188	1,540,977	1,566,165
Nonreciprocal (transfer to) receipt from shareholder	89,487	(144,006)	(54,519)
Proceeds from issuance of capital notes - net	-	-	139,000
Proceeds from issuance of convertible notes - net	16,792	1,065,794	1,082,586
Proceeds from issuance of warrants - net	3,020	166,845	169,865
Repayments of notes payable	(340,000)	(415,000)	(640,000)
Proceeds from issuance of preferred stock - net	-	-	275,000
Repayments of shareholder advances	-	(121,937)	-

Net cash from financing activities	(205,513)	2,092,673	2,538,097

Net increase (decrease) in cash and cash equivalents	$(59,562)	$190,419	$130,857

Cash and cash equivalents - beginning of period	190,419	-	-

Cash and cash equivalents - end of period	$130,857	$190,419	$130,857

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$191,130	$49,487	$240,617
Cash paid for income taxes	$-	$-	$-
Notes payable issued in connection with capital
expenditures	$500,000	$700,000	$1,200,000
Warrants issued in exchange for financing costs	$-	$545,460	$545,460

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7) and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $2,014,185.

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

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations are reflected on the income statement and occurred during the period from inception, being October 14, 1999, through December 31, 2003.

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest bearing account that may, at times, exceed federally insured limits. For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years for equipment and 4 years for computers.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company did not incur advertising costs for the past two years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of the intangible, to be reported at the lower of the carrying amount or the fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123 (SFAS 148). This statement amends Standards of Financial Accounting Standards No.123, Accounting for Stock based Compensation (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial reports for the years ended December 31, 2005 and 2004 and has adopted the interim disclosure provisions in its financial reports for subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share for 2005 and 2004 would not have been impacted as the Company would have reported no expense in its financial statements for those two years based on outstanding stock options.

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

EARNING (LOSS) PER SHARE

Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debentures and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in the year ended December 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income taxes (SFAS 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non current depending on the periods in which the temporary differences are expected to reverse.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Marketable securities are reviewed periodically by management who has established guidelines for the Company’s investment portfolio. Marketable securities maintained by the Company are not FDIC insured.

LIQUIDITY

The Company is in the development stage and its efforts have been principally devoted to developing the spring water bottling and distribution business. To date, the Company has generated minimal revenues, has incurred expenses and has sustained losses. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses of $2,014,185 for the period from inception through December 31, 2005. The Company's current liabilities exceeded its current assets by $425,378 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

DEBT AND EQUITY SECURITIES

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), indefinite-lived intangible assets are not amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

The Company tests, for impairment, the tradename value reported on the consolidated balance sheet on the last day of the Company’s year. The tradename impairment test under SFAS 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s tradename value to its implied value, as defined in SFAS 142. If the carrying amount of the reporting unit’s tradename exceeds the implied fair value of the tradename, an impairment loss is recognized for an amount equal to that excess.

Financing costs associated with the Company’s convertible promissory notes are deferred and amortized over the term of the loan.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires retrospective application of all comparative financial statements for “voluntary” accounting principle changes. This statement, however, does not apply to changes in principle due to new accounting pronouncements when the new pronouncement includes specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is currently not expected to have a material impact on the Company’s consolidated results of operations and financial position in the foreseeable future.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. Accordingly, the Company is reviewing its processes and will adopt the required accounting and disclosures.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - MARKETABLE SECURITIES

During the year ended December 31, 2005 and 2004, the Company classified all of its marketable securities as trading as the securities were bought and held principally for the purpose of selling them in the near term. The Company actively and frequently trades securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At December 31, 2005 and 2004, the Company's trading securities were carried at fair values of $138,910 and $1,556,405, respectively. Total realized loss amounted to $54,592 while realized gain amounted to $133,515 at December 31, 2005 and 2004, respectively. There were no unrealized holding gains or losses at December 31, 2005. Unrealized holding losses amounted to $39,997 at December 31, 2004.

NOTE C - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources.

Major classes of property and equipment at December 31, 2005 and 2004 consist of the followings:

	2005	2004
Land	$1,725,000	$1,000,000
Equipment	29,438	7,592
Building improvements	24,280	6,780

	1,778,718	1,014,372
Less - accumulated depreciation	(3,049)	(417)

	$1,775,669	$1,013,955

Depreciation expense was $2,632 and $417 for the years ended December 31, 2005 and 2004, respectively. The building improvements have not been placed in service as of December 31, 2005. Accordingly, depreciation has not been recorded on this asset group.

NOTE D - INTANGIBLES

INTANGIBLE ASSET

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $30,683 at December 31, 2005 and is included in other long-term liabilities. The intangibles have been recorded at the carrying amount of $39,063 net of the discount amortized and charged to interest expense in relation to these intangibles through December 31, 2005 of $3,906. The intangible assets acquired will be amortized over a period of 5 years.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

Estimated amortization expense is as follows for years ending December 31:

2006	$7,812
2007	7,812
2008	7,812
2009	7,812
2010	3,908
Thereafter	-

Total	$35,156

DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2005	2004
Deferred financing costs	$701,445	$701,445
Less - accumulated amortization	(194,198)	(52,410)

	$507,247	$649,035

Amortization expense on deferred financing costs was $141,788 and $52,410 as of December 31, 2005 and 2004, respectively.

NOTE E - NOTES PAYABLE

Notes payable at December 31 consisted of the following:

	2005	2004
Note payable, 8% interest, principal and outstanding
interest due and payable in May 2006, collateralized
by land.	$500,000	$-
Note payable, 6% interest payable every six months,
principal due in full April 2008, personally guaranteed
by the Company's President and principal shareholder. (a)	-	400,000

	500,000	400,000

Less - current portion	(500,000)	-

Notes payable - long-term	$-	$400,000

(a) In February 2005, the Company paid in full the principal and all accrued interest of the note. Pursuant to the note agreement, the Company was granted a $60,000 principal reduction discount when all principal and accrued interest are paid in full before the second anniversary of the note agreement. The Company has accounted for the $60,000 principal reduction discount as other income during the year ended December 31, 2005.

NOTE F - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units of an equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (Convertible Notes), and 1 warrant to purchase 300 shares of the Company's common stock at $0.85 per share. The Convertible Notes accrue interest at 11% per annum which is payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

At December 31, 2004, the Company had received proceeds of $2,620,116, net of placement costs and fees of $331,884, for 984 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,476,000. The Company is obligated to issue 2,460,000 shares of its common stock, valued at $1,387,477, to the investors in connection with the private placement. An aggregate of 2,404,978 shares were issued to the investors at December 31, 2004, and the Company has accounted for the remaining 54,998 shares not issued at December 31, 2004 as common stock subscription payable in the amount of $25,581 (fractional shares of 24 shares of common stock will not be issued). The 54,998 shares of common stock were issued to the investors in January 2005. The Company also issued to investors an aggregate of 984 warrants as of December 31, 2004.

In January 2005, the Company received additional proceeds of $45,000 for an additional 15 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $22,500. The Company also issued an aggregate of 37,500 shares of its common stock, valued at $25,188 to the investors in connection with the private placement. Additionally, the Company issued to investors an aggregate of 15 warrants in January 2005.

A summary of convertible promissory notes payable at December 31 are as follows:

	2005	2004
Convertible notes payable (Convertible Notes), 11% per
annum, maturity of September 2009, note holder has
the option to convert unpaid note principal and interest
to the Company's common stock at $0.85 per share	$1,498,500	$1,476,000
Debt discount - note, net of accumulated amortization
of $69,929 and $13,887 at December 31, 2005 and
2004, respectively.	(210,278)	(260,612)
Debt discount - beneficial conversion feature - note, net
of accumulated amortization of $69,929 and $13,888
at December 31, 2005 and 2004, respectively.	(210,278)	(260,611)

	1,077,944	954,777

Less - current portion	-	-

Total	$1,077,944	$954,777

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. The Company recognized a discount to the notes in the amount of $5,708 and $274,499 during the years ended December 31, 2005 and 2004, respectively. The note discount is being amortized over the maturity period of the notes, being five years. The Company recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2005 and 2004, the Company recognized $5,708 and $274,499, respectively, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being five years, as interest expense.

In connection with the placement of the Convertible Notes, the Company issued detachable warrants granting the holders the right to acquire 4,500 and 295,200 shares of the Company’s common stock at $0.85 per share as of December 31, 2005 and 2004, respectively. The warrants expire five years from their issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27), the Company recognized the value attributable to the warrants in the amount of $3,020 and $187,123 to additional paid-in capital during the years ended December 31, 2005 and 2004, respectively. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%.

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $112,083 and $27,775 for the years ended December 31, 2005 and 2004, respectively.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $31,197 and $12,999 for the years ended December 31, 2005 and 2004, respectively, in relation to the deferred financing costs.

NOTE G - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of December 31, 2005 and 2004, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2005 and 2004, there were 8,875,476 and 8,782,978 shares of common stock issued and outstanding, respectively.

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

The preferred shares may be redeemed for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The Preferred Shareholders shall be entitled to cumulative dividends when and if declared by the Company's Board of Directors at a per share rate of 10% per annum of the original issue price. At the option of the preferred shareholders, accrued and unpaid cumulative dividends may be applied to the purchase of additional shares of the Company's common stock upon conversion of the preferred shares to common shares. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of payment of the original purchase price of the Preferred Shares plus all declared but unpaid dividends on such shares.

The fair value of the Company's common stock at the time the conversion option was granted was below the value of the Preferred Stock if converted. Accordingly, the Company recognized no beneficial conversion feature embedded in the Series A Preferred Stock.

In April 2004, In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share, for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004. one of the Company's Series A Preferred Stock shareholders tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share, as part of the payments for stock options exercised. The preferred shares were subsequently cancelled by the Company.

In April 2004, the Company issued an aggregate of 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

Pursuant to the Private Placement Memorandum, the Company was obligated to issue an aggregate of 2,460,000 shares of its common stock, valued at $1,387,477 net of placement costs attributable to the equity portion of the private placement, to the investors in connection with 984 units sold in the private placement as of December 31, 2004. The Company has issued an aggregate of 2,404,978 shares to the investors at December 31, 2004, and the remaining aggregate of 54,998 shares were issued to the investors subsequent to date of financial statements (fractional shares of 24 shares of common stock will not be issued). The Company has accounted for the shares not issued at December 31, 2004 as common stock subscription payable in the amount of $25,581.

In December 2004, the Company's Series A Preferred Stock holders elected to convert an aggregate of 50,000 sharers of Preferred Stock into 500,000 shares of the Company's common stock, at a ratio of ten (10) shares of common stock for each share of preferred stock. In connection with the conversion, the Company also issued an aggregate of 50,000 shares of its common stock in exchange for $25,000 of dividends in arrears. As of December 31, 2004, all Series A Convertible Preferred Stock has been converted to the Company's common stock, and there was no Preferred Stock issued and outstanding at December 31, 2004.

In January 2005, pursuant to the Private Placement Memorandum, the Company was obligated to issue an aggregate of 37,500 shares of its common stock, valued at $25,188 to the investors in connection with 15 units sold in the private placement as of December 31, 2005.

NOTE H - PUT AGREEMENT

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share, for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expense and was charged to operations during the year ended December 31, 2004.

In October 2004, the Company entered into an agreement (put agreement) granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share.

The Company accounted for the put agreement in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), and classified the fair value attributable to the put option as an accrued liability, as the put agreement embodies an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was measured at its fair value of $200,000 and is reflected in current liabilities at December 31, 2005 and 2004.

NOTE I - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company’s Chief Executive Officer. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Numbers Exercisable	Average Exercise Price

$ 0.50 - 2.00	1,500,000	4.84	$1.35	1,500,000	$ 1.35

Transactions involving options issued to employees and consultants during 2005 and 2004 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	2,337,500	$1.07

Granted	-
Exercised	(160,000)	0.56
Cancelled or expired	(677,500)	0.56

Outstanding at December 31, 2004	1,500,000	1.35

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2005	1,500,000	$1.35

The Company did not grant any stock options to shareholders during the years ended December 31, 2005 or 2004.

WARRANTS

In connection with the Company's Private Placement, the Company granted 15 and 984 warrants to purchase an aggregate of 4,500 and 295,200 shares of common stock to investors during the years ended December 31, 2005 and 2004, respectively. Each warrant will be exercisable for 300 shares of the Company's common stock at $0.85 per share. During the year ended December 31, 2004, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock at $0.85 per share.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Numbers Exercisable	Average Exercise Price

$ 0.85	594,999	3.69	$ 0.85	594,999	$ 0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of common shares issuable upon exercise of warrants	Weighted Average Price Per Share
Outstanding at December 31, 2003	-	$-

Granted	889,200	0.85
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2004	889,200	0.85

Granted	4,500	0.85
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2005	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company's placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the year ended December 31, 2005 and 2004, the Company amortized financing costs and charged to operations $110,591 and $39,411, respectively, in connection with these warrants.

NOTE J - RELATED PARTY TRANSACTIONS

The Company’s President had advanced funds to the Company for working capital purposes. The Company had paid in full the amount due to the Company’s President during the year ended December 31, 2004. Additionally, the total payment the Company remitted exceeded the total balance due to the Company’s President in the amount of $50,500 and $144,006 during the years ended December 31, 2005 and 2004, respectively. The Company has accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder for 2005 and 2004 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During 2005, the Company’s President contributed capital of $140,000 to the Company in direct response to the excess payments. The Company has accounted for the transaction as an addition to paid-in capital.

NOTE K - OTHER INCOME

SALE OF TIMBER

During the year ended December 31, 2004, the Company generated other income of $60,948 in connection with selling timber on the spring property.

NOTE L - EARNINGS PER SHARE

	2005
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss available to common shareholders	$(1,184,800)

Basic and fully diluted loss per share	$(1,184,800)	8,874,462	$(0.13)

	2004

Loss	$(262,697)
Less - preferred dividends	(25,000)

Loss available to common shareholders	$(287,697)	6,363,095	$(0.05)

Options to purchase 1,500,000 shares of common stock at $1.25 per share outstanding during 2005 and 2004 as well as options to purchase 677,500 shares of common stock at $0.56 per share outstanding during 2004 were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share. The options to purchase 1,500,000 shares of common stock were still outstanding at the end of year 2005.

Warrants to purchase 893,700 and 889,200 shares of common stock at $0.85 per share were outstanding at December 31, 2005 and 2004, respectively, and were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share.

Convertible notes with the option to purchase 1,762,942 and 1,736,471 shares of common stock at $0.85 per share were outstanding at December 31, 2005 and 2004, respectively, and were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share.

NOTE M - INCOME TAXES

The Company has adopted SFAS 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Permanent differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $2,014,000, and expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax assets related to the net operating loss carryforwards are approximately $673,500 and $281,900 for the years ended December 31, 2005 and 2004, respectively.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit for 2005 and 2004 since, in the opinion of management based upon the earning history of the Company, it is unlikely the benefits will be realized.

NOTE N - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2005 and 2004 was $2,308 and $2,294, respectively, and was charged to operations in the period incurred.

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

NOTE O - LINE OF CREDIT

On September 12, 2005, the Company entered into an investment agreement (Agreement) with Dutchess Private Equities Fund, LP (Dutchess) to provide the Company with an Equity Line of Credit. Pursuant to the Agreement, Dutchess has agreed to provide the Company with up to $5,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the Securities and Exchange Commission. During this 36 month period, the Company may request a draw down under the Equity Line of Credit by which the Company would sell shares of its common stock to Dutchess, which is obligated to purchase the shares under the Agreement. The Company may, at its election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of the Company’s common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that the Company may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of the Company’s common stock during the pricing period. The Company is under no obligation to draw down under the Equity Line of Credit. As of December 31, 2005, no registration statement has been filed with respect to the Company’s common stock and the investment Agreement.

NOTE P - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $2,014,185. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued development of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional debt and equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or in the resolution of its liquidity problems.

NOTE Q - RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, it was determined the correct application of accounting principles had not been applied in the 2004 accounting for the Private Placement (Placement), put agreement and overpayment to the shareholder.

The original accounting for the Placement had allocated the proceeds received from the Placement on the residual value method rather than the relative fair value method as prescribed in EITF 98-5 and EITF 00-27. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

The put agreement had initially been recorded under SFAS 150; however, the agreement was being revalued to the current fair value of the forward contract as if the terms of the contract were conditional rather than predefined. As the contract terms were set upon issuance, the value of the agreement has been measured at the initial fair value of the shares at inception.

The overpayment to the shareholder had originally been classified as an increase to operating expenses with repayments by the shareholder recorded as an increase to other operating income. In review of accounting standards, it was determined the transaction was more accurately reflected as a capital transaction due to the control relationship which existed between the shareholder, who is also the Company’s President, and the Company. The Company, through the restatement, is accounting for the excess payments to the Company’s shareholder as a nonreciprocal transfer and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

In accordance with Accounting Principles Board Opinion 20, Accounting Changes (APB 20) the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported 2004 financial information. The impact to the previously issued 2004 financial statements is as follows:

	2004 financial statement balance prior to restatement	2004 financial statement balance post restatement	Amount increase (decrease) in 2004 financials
Net loss	$(454,171)	$(262,697)	$(191,474)

Equity	$1,811,237	$1,845,464	$34,227

Assets	$3,332,528	$3,475,514	$142,986

Liabilities	$1,521,291	$1,630,050	$108,759

Loss per share	$(0.09)	$(0.05)	$(0.04)

The resulting effects of the prior period adjustments on 2004 net loss by area are as follows:

Amount increase (decrease) in net loss
Private Placement transaction	$8,532

Put agreement	(56,000)

Shareholder overpayment	(144,006)

$(191,474)

The resulting effects of the prior period adjustments on 2004 cash flows by area are as follows:

	2004 cash flow statement balance prior to restatement	2004 cash flow statement balance post restatement	Amount increase (decrease) in 2004 cash flow statement
Net cash from operating activities	$(1,975,169)	$(1,894,662)	$80,507

Net cash from investing activities	$(7,592)	$(7,592)	$-

Net cash from financing activities	$2,173,180	$2,092,673	$(80,507)

Interim financials issued in 2005 were also impacted by the incorrect application of accounting principles in continued accounting for the Private Placement, put agreement and overpayment to the shareholder. Interim financials issued throughout 2005 have not been reissued. The necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported 2005 annual financial information.

* * * * *