Form 10QSB
period 2006-03-31
SEAWRIGHT HOLDINGS INC
filed 2006-05-22
CIK 1132887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2006

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

Issuer's telephone number: (703) 340-1629

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of May 22, 2006, the total number of issued and outstanding shares of the issuer’s common stock, par value $.001, was 8,875,476.

Transitional Small Business Disclosure Format: Yes ☐No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2006	4

Condensed Consolidated Statement of Operations For The Three Months Ended March 31, 2006 and 2005 and For the Period From October 14, 1999 (Date of Inception) Through March 31, 2006	4

Condensed Consolidated Statements of (Deficiency In) Stockholders' Equity For the Period From October 14, 1999 (Date of Inception) Through March 31, 2006	5

Condensed Consolidated Statements of Cash Flows For Three Months Ended March 31, 2006 and 2005 and For the Period From October 14, 1999 (Date of Inception) Through March 31, 2006	9

Notes to Unaudited Condensed Consolidated Financial Information March 31, 2006	10

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$26,447
Marketable securities (Note B)	14,175
Deposits	125,300
Total current assets	165,922

Property and equipment:
Land	1,725,000
Equipment	29,438
Building improvement	32,180
1,786,618
Less: accumulated depreciation	3,707
Total property and equipment	1,782,911

Other assets:
Financing costs, net of accumulated amortization of $229,269 at March 31, 2006	472,175
Intangible asset	33,203
Total other assets	505,378

Total assets	$2,454,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$139,447
Note payable - current portion (Note C)	500,000
Total current liabilities	639,447

Convertible notes payable, net of debt discount (Note D)	1,105,964
Other long-term liabilities	31,527

Total liabilities	1,776,938

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized: (Note F)
Series A Convertible Preferred stock, par value $.001 per share; 60,000 shares authorized; none issued and outstanding at March 31, 2006	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 8,875,476 shares issued and outstanding at March 31, 2006 (Note F)	8,876
Additional paid-in-capital	3,014,376
Preferred stock dividend	(25,000)
Accumulated deficit	(2,320,979)
Stockholders' equity	677,273

Total liabilities and stockholders' equity	$2,454,211

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the Period from
	2006	2005 (As restated - see Note I)	October 14, 1999 (date of inception) through March 31, 2006 (As restated - see Note I)
Revenue, net	$590	$531	$3,114
Gross profit	590	531	3,114

Costs and expenses:
Selling, general and administrative	227,552	129,193	2,720,394
(Gain) loss on trading securities (Note B)	(200)	19,408	(39,126)
Depreciation expenses	658	658	7,613
Total operating expense	228,010	149,259	2,688,881

Loss from operations	(227,420)	(148,728)	(2,685,767)

Other income (expenses):
Other income	-	6,912	61,948
Gain on early extinguishment of debt	-	60,000	807,103
Interest expense, net	(79,375)	(69,229)	(521,164)
	(79,375)	(2,317)	347,887

Loss from continuing operations before income taxes and discontinued operations	(306,795)	(151,045)	(2,337,880)

Provision for income tax	-	-	-

Loss from continuing operations before discontinued operations	(306,795)	(151,045)	(2,337,880)
Income from discontinued operations	-	-	16,901

Net loss	(306,795)	(151,045)	(2,320,979)
Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(306,795)	$(151,045)	$(2,345,979)

Losses per common share (basic and assuming dilution)	$(0.03)	$(0.02)

Weighted average common shares outstanding	8,875,476	8,875,476

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006

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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)
Preferred stock issued in exchange
for cash at $5 per share	55,000	55	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for
services rendered	-	-	-	-	5,276	-	-	-	5,276

Net income	-	-	-	-	-	-	-	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$-	$-	$(566,688)	$(97,392)
Preferred stock cancelled in exchange
for stock options exercised at
$.5625 per share	(5,000)	(5)	160,000	160	64,845	-	-	-	65,000
Common stock issued on April 8, 2004
in exchange for cash at $.30 per share	-	-	300,000	300	89,700	-	-	-	90,000
Common stock issued and subscribed
in connection with private placement	-	-	2,404,978	2,405	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to
common stock	(50,000)	(50)	500,000	500	(450)	-	-	-	-

Preferred stock dividend	-	-	50,000	50	24,950	-	(25,000)	-	-
Warrants issued to consultants in
exchange for services rendered	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of
convertible debentures	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to
convertible debentures	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to
shareholder	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability
upon issuance of put agreement	-	-	-	-	(90,000)				(90,000)

Net loss, as restated	-	-	-	-	-	-	-	(331,449)	(331,449)

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Expiration of put agreement	-	-	-	-	90,000	-	-	-	90,000

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss, as restated	-	-	-	-	-	-	-	(1,116,047)	(1,116,047)

Balance at December 31, 2005	-	-	8,875,476	8,876	3,014,376	-	(25,000)	(2,014,184)	984,068

Net loss	-	-	-	-	-	-	-	(306,795)	(306,795)

Balance at March 31, 2006	-	$-	8,875,476	$8,876	$3,014,376	$-	$(25,000)	$(2,320,979)	$677,273

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,		For the period from October 14, 1999 (date of inception) through
	2006	2005 (As restated - See Note I)	March 31, 2006 (As restated - See Note I)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(96,510)	$202,117	$(1,925,032)

NET CASH (USED IN) INVESTING ACTIVITIES	(7,900)	(4,447)	(586,618)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(337,513)	2,538,097

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(104,410)	(139,843)	26,447

Cash and cash equivalents at the beginning of the period	130,857	190,419	-

Cash and cash equivalents at the end of the period	$26,447	$50,576	$26,447

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$41,209	$47,028	$281,826
Income taxes paid	-	-	-

Amortization of financing costs (Note G)	35,072	35,072	229,270
Depreciation and amortization	2,612	658	9,567
Accretion of interest - trade name liability	844	-	2,465
Amortization of debt discount - beneficial conversion feature of convertible debentures (Note D)	14,010	14,010	83,939
Amortization of note discount (Note D)	14,010	14,010	83,939
Common stock proceeds received in prior years not deposited to bank account until current period	-	8,000	-
Gain on early extinguishment of debt	-	(60,000)	(807,103)
Changes in valuation of puts issued under termination agreement (Note E)	-	(6,912)	-

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2006 are not necessarily indicative of the results that may expected for the year ending December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business.  From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $2,320,979.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R).

No stock-based compensation expense related to employee stock options was recognized under SFAS No. 123(R) for the three months ended March 31, 2006. As of March 31, 2006, there was no stock-based compensation cost related to non-vested stock options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based
Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.

The following table illustrates the pro forma net income and earnings per share for the three months ended March 31, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

Net loss - as reported	$(151,045)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss - Pro Forma	(151,045)
Net loss attributable to common stockholders - Pro forma	$(151,045)
Basic (and assuming dilution) loss per share - as reported	$(0.02)
Basic (and assuming dilution) loss per share - Pro forma	$(0.02)

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. There were no options granted during 2006 or 2005, and all options granted prior to 2005 had fully vested by January 1, 2005.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has not yet determined if it will elect to adopt the simplified method.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - MARKETABLE SECURITIES

During the period ended March 31, 2006 and the year ended December 31, 2005, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At March 31, 2006, the Company’s trading securities are carried at fair value of $14,175. The Company included a realized net gain of $200, a net loss of $19,408, and a net gain of $39,126 on trading securities in its other income during the three-month period ended March 31, 2006 and 2005, and for the period from October 14, 1999 (date of inception) through March 31, 2006, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2006 are as follows:

March 31, 2006
8% note payable, principal and outstanding interest due and payable May 2006, collateralized by land.	$500,000
500,000
Less: current portion	500,000
Note payable - long term	$-

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 1 warrant to purchase 300 shares of the Company’s common stock at $0.85 per share. The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

As of December 31, 2005, the Company received total proceeds of $2,665,116, net of placement costs and fees of $331,884, for 999 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,498,500. The Company is obligated to issue 2,497,500 shares of its common stock, valued at $1,563,376, to the investors in connection with the private placement. The Company also issued to investors an aggregate of 999 warrants to purchase 299,700 shares of common stock as of December 31, 2005.

A summary of convertible promissory notes payable at March 31, 2006 is as follows:

March 31, 2006
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; noteholder has the option to convert unpaid note principal and interest the Company’s common stock at $0.85 per share.	$1,498,500

Debt Discount - beneficial conversion feature, net of accumulated amortization of $83,939 at March 31, 2006.	(196,268)

Note Discount, net of accumulated amortization of $83,939 at March 31, 2006.	(196,268)

Total	$1,105,964

Less: current portion	-
$1,105,964

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of December 31, 2005, the Company had recognized a discount to the notes in the amount of $280,207. The note discount is being amortized over the maturity period of the notes, being five years. As of December 31, 2005, the Company had recognized a total of $280,207 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being five years, as interest expense.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

In connection with the placement of the Convertible Notes, the Company issued detachable warrants granting the holders the right to acquire a total of 299,700 shares of the Company’s common stock at $0.85 per share as of December 31, 2005. The warrants expire five years from their issuance. As of December 31, 2005, the Company had recognized the value attributable to the warrants, being $190,143, to additional paid-in capital in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27). The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%.

The Company amortized the Convertible Notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $28,020 for the periods ended March 31, 2006 and 2005.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $7,799 for the periods ended March 31, 2006 and 2005 in relation to the deferred financing costs.

NOTE E - TERMINATION AGREEMENT

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

In October 2004, the Company entered into an agreement (termination agreement) granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share.

The Company accounted for the puts issued under the termination agreement in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), and classified the fair value attributable to the put option as an accrued liability, as the puts issued under the termination agreement embody an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured at its fair value of $170,256 as of the date of the agreement. Assumptions used to estimate the fair value of the put option are as follows:
Risk-free interest rate	3.38%
Dividend yield	-
Volatility	296%
Time to expiration	1 year

Equity was reduced by the original value of the shares, being $90,000, with the remaining value of $80,256 being charged to other expense. The fair value of the put option is determined each reporting period with changes in the fair value recorded as other income or expense.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE E - TERMINATION AGREEMENT (Continued)

In October 2005, the termination agreement expired without being exercised. At the time of expiration, the fair value of the accrued liability attributable to the termination agreement was $87,984. Accordingly, equity has been increased by the original value of the shares, being $90,000, with the remaining value of $2,016 being charged to other expense.

For the period ended March 31, 2005, the Company recorded a gain of $6,912 in connection with the valuation adjustment on the termination agreement. As the agreement expired in October 2005, no adjustment has been recorded for the period ended March 31, 2006.

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2006, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2006, there are 8,875,476 shares of common stock issued and outstanding.

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,500,000	4.59	$ 1.35	1,500,000	$ 1.35

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	1,500,000	$1.35

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

In connection with the Company’s Private Placement (Note D) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock. Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each such warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	594,999	3.44	$ 0.85	594,999	$ 0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2004	-	$-
Granted	889,200	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	889,200	0.85
Granted	4,500	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004. The financing costs are being amortized over the contractual terms (five years) of the convertible debenture. During the periods ended March 31, 2006 and 2005, the Company amortized financing costs and charged to operations $27,273.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

NOTE H - RELATED PARTY TRANSACTIONS

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

During 2005, the Company’s President contributed capital of $140,000 to the Company in direct response to the excess payments. The Company has accounted for the net contribution of $89,500 as an addition to paid-in capital.

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS

At December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2004 and the quarterly reporting of 2005 for the Private Placement (Placement), put agreement and overpayment to the shareholder.

The original accounting for the Placement had allocated the proceeds received from the Placement on the residual value method rather than the relative fair value method as prescribed in EITF 98-5 and EITF 00-27. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

The puts issued under the termination agreement had initially been recorded under SFAS 150; however, the amount attributable to the fair value of the liability was inaccurately reflected. Accordingly, amounts attributed to the fair value of the liability have been restated to reflect the proper valuation.

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

In accordance with Accounting Principles Board Opinion 20, Accounting Changes (APB 20) the necessary corrections to apply the accounting principles on the aforementioned transactions were reflected in the reported 2004 financial information presented in the year end 2005 audited financial statements.

We will restate our financial statements as of and for the years ended December 31, 2005 and 2004.

The result of the restatement is to decrease the liability resulting from the termination agreement at December 31, 2005 and 2004 by $ 200,000 and $41,248, respectively, and to increase (decrease) the loss for the year ended December 31, 2005 and 2004 by ($68,752) and $68,752, respectively, as a result of the changes in fair value of the termination liability during the period.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of December 31, 2005.

December 31, 2005
	(As Restated)	(As Reported)
Assets	$ 2,713,139	$ 2,713,139
Liabilities	$ 1,729,072	$ 1,929,072
Equity	$ 984,067	$ 784,067

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of December 31, 2004.

December 31, 2004
	(As Restated)	(As Reported)
Assets	$ 3,475,514	$ 3,475,514
Liabilities	$ 1,588,802	$ 1,630,050
Equity	$ 1,886,712	$ 1,845,464

Interim financials issued in 2005 were also impacted by the incorrect application of accounting principles in continued accounting for the Private Placement, termination agreement and overpayment to the shareholder. Interim financials issued throughout 2005 were not amended as the quarterly differences were deemed not to have a material impact on the originally reported figures. The necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported 2005 financial information.

Also reflected in the reported 2005 financial information is a reclassification pertaining to gains and losses on trading securities. The information reported in the prior year’s first quarter filing had reflected the loss on trading of securities as an investing activity rather than an operating activity. The reported financial information for gains or losses on trading securities for 2005 has been appropriately modified and is currently reflected as an operating activity.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(Unaudited)

The impact to the previously issued 2005 quarterly financial information is as follows:

	2005 first quarter financial information as originally reported	2005 first quarter financial information as reported herein	Amount increase (decrease)

Net loss	$(175,104)	$(151,045)	$(24,059)

Equity	$1,669,688	$1,667,319	$(2,369)

Assets	$2,824,282	$2,851,753	$27,471

Liabilities	$1,154,594	$1,184,434	$29,840

Loss per share	$(0.02)	$(0.02)	$-

The resulting effects of the adjustments on first quarter’s net loss for 2005 by area are as follows:

Amount increase (decrease) in net loss

Private Placement transaction	$9,353

Termination agreement	17,088

Shareholder overpayment	(50,500)

$(24,059)

The resulting effects of the prior period adjustments on 2005 cash flows by area are as follows:

	2005 first quarter cash flow financial information balance as originally reported	2005 first quarter cash flow financial information balance as reported herein	Amount increase (decrease) in 2005 first quarter cash flow financial information

Net cash from operating activities	$151,617	$202,117	$50,500

Net cash from investing activities	$(4,447)	$(4,447)	$-

Net cash from financing activities	$(287,013)	$(337,513)	$(50,500)

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $2,320,979. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE K - SUBSEQUENT EVENTS

In April of 2006, the Company closed on a purchase of land located approximately 10 miles south of its Mt. Sidney property. The property purchased is currently zoned for agricultural use. Although no assurances can be given, the purchased site is expected to be re-zoned to commercial use according to the master zoning plan of the city of Staunton, Virginia. If these properties are rezoned for commercial use, the Company may lease the property for commercial purposes.

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

In May of 2005 and April of 2006, respectively, we closed on the purchase of two parcels of land located approximately 10 miles south of the Mt. Sidney property. Both of these properties are currently zoned for agricultural use. Although no assurances can be given, both sites are expected to be re-zoned to commercial use according to the master zoning plan of the city of Staunton, Virginia. If these properties are rezoned for commercial use, we may lease these properties for commercial purposes.

The further development of our business will require, among other things, further capital expenditures on plant and equipment, developing marketing materials, renting additional office space, and interviewing and hiring administrative, marketing and maintenance personnel. While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We believe that it will be necessary to raise further capital to implement our business plan over the course of the next twelve months.

For the period from our inception through March 31, 2006, we have:

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We are currently making improvements to plant and equipment at the spring site, and intend to spend approximately $150,000 to complete renovating our spring catchment, which protects the water spring from outside elements. We expect this project to be completed by June 30, 2006.

Number of Employees

As of March 31, 2006, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of March 31, 2006, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues

During the quarter ended March 31, 2006, $590 of revenue was generated from the Mt. Sidney spring from on site sales as compared to $531 of revenue for the quarter ended March 31, 2005. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

In the quarter ended March 31, 2006 operating expenses were $228,010. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses in the quarter ended March 31, 2005 of $149,259 (as restated). The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and engineering.

We have incurred interest expenses of $79,375 and $69,229 (as restated) for the quarters ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to our issuance of convertible notes payable in connection with our private placement, which is discussed under Liquidity and Capital Resources below. In the quarters ended March 31, 2006 and 2005, we also recorded $28,020 of non-cash interest expense in connection with amortization of debt discount.

In the quarter ended March 31, 2006, we continued our practice of actively and frequently trading securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. During the quarters ended March 31, 2006 and 2005, we recorded a net gain of $200 and a net loss of $19,408, respectively, on our trading securities.

In connection with puts issued under a termination agreement that we entered into with regard to our common stock, in the quarter ended March 31, 2005 we recognized non-cash earnings of $6,912, which was a result of the decrease in the fair value of the puts from December 31, 2005 to March 31, 2006.

We accounted for an excess payment resulting from loan overpayments to our President of $50,500 in the quarter ending March 31, 2005 as a return of contributed capital to a shareholder.

Liquidity and Capital Resources

As of March 31, 2006, we had a working capital deficit of $473,525, an available cash balance of $26,447, a marketable securities balance of $14,175 and an accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of approximately $139,447.

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, and are payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note. The private placement was closed in February of 2005. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, none of which have been converted to common stock. Part of the proceeds of the private placement were used to pay off the remaining debt on the Mt. Sidney property.

The purchase of one of the two Staunton, Virginia properties mentioned above was closed on May 24, 2005. The purchase price for that parcel was $725,000, of which $225,000 was paid in cash. We expect to finance the remaining $500,000 of the purchase price through a bank loan. We also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. We paid $100,000 of the remaining purchase price at settlement and the remaining $130,000 will initially be owner financed.

Our accounts payable and accrued liabilities of $139,447 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

In order to provide funding for operations and capital expenditures, on September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, LP. The investment agreement establishes what is sometimes referred to as an “equity line of credit.” Under the investment agreement, Dutchess has agreed to provide us with up to $5,000,000 during the 36-month period following the date a registration statement of our common stock is declared effective by the Securities and Exchange Commission. During this 36-month period, we may request a draw down under the equity line of credit by which we would sell shares of our common stock to Dutchess, which is obligated to purchase the shares under the investment agreement, subject to certain conditions set forth therein. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that we may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of our common stock during the pricing period. We are under no obligation to draw down under the equity line of credit. As of the date of filing of this Form 10-QSB, no registration statement has been filed with respect to our common stock to be issued under the equity line of credit or the investment agreement.

Future Funding Requirements and Going Concern

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. Within the next year, funds will be needed to meet our obligations related to the financing of the purchases of the Staunton, Virginia properties and to fund improvements to our spring site and our initial operations.

We intend to generate these funds primarily from our equity line of credit. We believe that proceeds from the equity line of credit will allow us to cover our capital and operating expenses over the next year. If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we have incurred operating losses since our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not had, and at March 31, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Management of growth

Our future success will also be highly dependent upon our ability to successfully manage the anticipated expansion of our operations. Our ability to manage and support growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems and other procedures, and attract and retain sufficient numbers of qualified technical, sales, marketing, financial, accounting, administrative and management personnel.

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

Other Risks

We are also subject to risks associated with economic conditions generally and the economy in those areas where we have or expect to have assets and operations; competitive and other factors affecting our operations, markets, products and services; those risks associated with our ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of our activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by us with the Securities and Exchange Commission. Many of these factors are beyond the our control.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have evaluated, as of the end of the period covered by this quarterly report, the effectiveness of the design, maintenance and operation of our disclosure controls and procedures. Our chief executive officer and chief financial officer have determined that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

During the quarter ended March 31, 2006,, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the three month period ending March 31, 2006.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seawright Holdings, Inc.

Date: May 22, 2006	By:	/s/ Joel Sens

Name: Joel Sens Title: Chief Executive Officer