Form 10KSB/A
period 2005-12-31
SEAWRIGHT HOLDINGS INC
filed 2006-06-19
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes  ☐  No ☒

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A amends and restates Part II, Items 6, 7 and 8A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as initially filed with the Securities and Exchange Commission on April 17, 2006.  We have made the following changes to our Annual Report:

•
We have changed our accounting treatment of puts issued under a termination agreement (see Note H of the Financial Statements). We have restated our Financial Statements (Part II, Item 7) and our Managements Discussion and Analysis or Plan of Operation (Part II, Item 6) to reflect this change.

•	We have restated Item 8A, Controls and Procedures.

Unless otherwise noted, this Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after our filing of the Form 10-KSB on April 17, 2006. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of our Form 10-KSB on April 17, 2006. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of our original Form 10-KSB, including any amendments to those filings.

This Amendment No. 1 on Form 10-KSB/A also contains updated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

We incurred operating expenses of $946,457 during the year ended December 31, 2005 as compared to $198,506 of expenses in during the year ended December 31, 2004. Expenses for the year ended December 31, 2005 are composed principally of salary, legal and accounting fees, financing expense on our funding instruments, and consulting fees associated with the acquisition of land. Our other expenses increased by $39,172 from 2004 to 2005 primarily due to interest expense attributable to our private placement, offset by a gain on extinguishment of debt and fair value adjustment for a put agreement.

During the year ended December 31, 2005, we incurred a net loss of $54,592 from our trading of marketable securities. During the year ended December 31, 2004, we recorded net gain of $93,518.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $225,378, an available cash balance of $130,857, a marketable securities balance of $138,910 and an accounts payable and accrued liabilities balance, including accrued interest on the notes, of approximately $120,000.

As a result of our operating losses from our inception through December 31, 2005, we have generated a cash flow deficit of $1,828,522 from operating activities.

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

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations, and that such information is accumulated and communicated to our management, including Joel Sens, our chief executive officer and treasurer, as appropriate to allow timely decisions regarding the required disclosures. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based on certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.

On April 17, 2006, in filing our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “Original 10-KSB”) and a Current Report on Form 8-K (the “Original 8-K”), we announced that we had concluded that our previously issued financial statements for the year ended December 31, 2004 should no longer be relied upon, and restated those financial statements. On June 12, 2006, due to certain errors in the financial statements in the Original 10-KSB, we announced, in an amendment to the Form 8-K (the Original 8-K, as so amended, the "Amended 8-K"), that the financial statements included in the Original 10-KSB should no longer be relied upon. Those financial statements have been restated as of the date hereof in this amendment to the previously-filed Form 10-KSB (the Original 10-KSB, as so amended, the “Amended 10-KSB”). In addition, in the Amended 8-K, we acknowledged that there were errors in our financial statements related to our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, but determined that these errors did not affect those financial statements in such a material way as to require amending those quarterly reports.

The restatements changed, and the other error corrections will change, the accounting treatment afforded to our August 2004 private placement, the termination agreement (sometimes referred to as the put agreement) entered into with a shareholder in October 2004, our overpayment of amounts owed to a shareholder, and our proceeds from the sale of trading securities, and are further described in Note Q to our Consolidated Financial Statements for the years ended December 31, 2005 and 2004, as contained in this Amended 10-KSB, as well the Amended 8-K.

Our chief executive officer and treasurer (our principal financial officer) has evaluated, as of December 31, 2005, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Based on that evaluation, and as a result of the weaknesses that resulted in the restatements and other expected changes described above, our chief executive officer and treasurer has determined that our disclosure controls and procedures were not effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations. Notwithstanding those weaknesses, we believe that our Consolidated Financial Statements for the years ended December 31, 2005 and 2004, as contained in the Amended 10-KSB, fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented therein.

During the quarter ended December 31, 2005, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows.

Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Our chief executive officer and treasurer also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2005, the Company identified the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below.

The Company became aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged a professional services firm with extensive CFO-level management and SEC reporting experience in public companies. The Company feels this addition to the Company’s Finance and Accounting team will improve the quality of future period financial reporting. Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklists will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the 2nd quarter 2006 close process and utilized in the preparation of the 2nd quarter 2006 Form 10-QSB and subsequent period ends.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2006

Seawright Holdings, Inc.
a Delaware Corporation

By: /s/ Joel Sens
Joel Sens
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2006
By: /s/ Joel Sens
Joel Sens
Title: Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

Date: June 15, 2006

By: /s/ Ronald L. Attkisson
Ronald L. Attkisson
Title: Director

Date: June 15, 2006

By: /s/ Jeffrey Sens
Jeffrey Sens
Title: Director

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
DECEMBER 31, 2005 AND 2004

SEAWRIGHT HOLDINGS, INC.

SEAWRIGHT HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4-5

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period From Inception (October 14, 1999) Through December 31, 2005	F-6

Consolidated Statements of Changes in Stockholders' Equity for the Period From Inception (October 14, 1999) Through December 31, 2005	F-7-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period From Inception (October 14, 1999) Through December 31, 2005	F-10-11

Notes to the Consolidated Financial Statements	F-12-31

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

    As discussed in Note Q to the consolidated financial statements, the Company restated the balance sheet as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.

                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
            Russell Bedford Stefanou Mirchandani LLP
            Certified Public Accountants
McLean, Virginia
March 24, 2006, except
Note Q, as to which date
is June 5, 2006

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	(As restated - Note Q)
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$130,857	$190,419
Marketable securities	138,910	1,556,405
Deposits	125,300	65,700

Total current assets	395,067	1,812,524

Property and equipment - net	1,775,669	1,013,955

Deferred financing costs - net	507,247	649,035

Intangible asset	35,156	-

Total assets	$2,713,139	$3,475,514

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2005 AND 2004

	As restated - Note Q
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
Current liabilities:
Accrued expenses	$120,445	$75,273
Accrued put agreement	-	158,752
Note payable, current portion	500,000	-

Total current liabilities	620,445	234,025

Long-term liabilities
Note payable - long-term portion	-	400,000
Convertible notes payable, net of debt discount	1,077,944	954,777
Other long-term liabilities	30,683	-

Total liabilities	1,729,072	1,588,802

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share;
100,000 shares authorized.
Series A convertible preferred stock, par value
$0.001 per share; 60,000 authorized.
Common stock, par value $.001 per share;
19,900,000 shares authorized; 8,875,476 and
8,782,978 shares issued and outstanding at
December 31, 2005 and 2004, respectively.	8,876	8,783
Additional paid-in-capital	3,014,376	2,775,485
Preferred stock dividend	(25,000)	(25,000)
Common stock subscription	-	25,581
Accumulated deficit during development stage	(2,014,185)	(898,137)

Total stockholders' equity	984,067	1,886,712

Total liabilities and stockholders' equity	$2,713,139	$3,475,514

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
	(As restated - Note Q)		For the period from October 14, 1999 (date of inception) through
	2005	2004	December 31, 2005

Sales	$2,524	$-	$2,524

Costs and expenses:
Selling, general and administrative	885,327	291,607	2,492,843
(Gain) loss on trading securities	54,592	(93,518)	(38,926)
Depreciation and amortization	6,538	417	6,955

	946,457	198,506	2,460,872

Operating loss	(943,933)	(198,506)	(2,458,348)

Other income (expense):
Other income	1,000	60,948	61,948
Gain (loss) on fair value adjustment for put agreement	68,752	(68,752)	-
Gain on extinguishment of debt	60,000	-	807,103
Interest expense	(301,867)	(125,139)	(441,789)

Total other income (expense)	(172,115)	(132,943)	427,262

Loss from continuing operations before income taxes and discontinued operations	(1,116,048)	(331,449)	(2,031,086)

Provision for income tax	-	-	-

Loss from continuing operations before
discontinued operations	(1,116,048)	(331,449)	(2,031,086)

Income from discontinued operations	-	-	16,901

Net loss	(1,116,048)	(331,449)	(2,014,185)

Preferred stock dividend	-	(25,000)	(25,000)

Net loss attributable to common shareholders	$(1,116,048)	$(356,449)	$(2,039,185)

Losses per common share
Continuing operations
Basic	$(0.13)	$(0.06)
Assuming dilution	$(0.13)	$(0.06)

Weighted average common shares outstanding	8,874,462	6,363,095

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY
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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)
Preferred stock issued in exchange
for cash at $5 per share	55,000	55	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for
services rendered	-	-	-	-	5,276	-	-	-	5,276

Net income	-	-	-	-	-	-	-	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$-	$-	$(566,688)	$(97,392)
Preferred stock cancelled in exchange
for stock options exercised at
$.5625 per share	(5,000)	(5)	160,000	160	64,845	-	-	-	65,000
Common stock issued on April 8, 2004
in exchange for cash at $.30 per share	-	-	300,000	300	89,700	-	-	-	90,000
Common stock issued and subscribed
in connection with private placement	-	-	2,404,978	2,405	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to
common stock	(50,000)	(50)	500,000	500	(450)	-	-	-	-

Preferred stock dividend	-	-	50,000	50	24,950	-	(25,000)	-	-
Warrants issued to consultants in
exchange for services rendered	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of
convertible debentures	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to
convertible debentures	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to
shareholder	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability
upon issuance of put agreement	-	-	-	-	(90,000)				(90,000)

Net loss	-	-	-	-	-	-	-	(331,449)	(331,449)

Balance at December 31, 2004 (As restated, See Note Q)	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Contributed capital	-	-	-	-	89,500	-	-	-	89,500
Expiration of put agreement	-	-	-	-	90,000	-	-	-	90,000

Net loss	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005 (As restated, see Note Q)	-	$-	8,875,476	$8,876	$3,014,376	$-	$(25,000)	$(2,014,185)	$984,067

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(As restated -Note Q)
	For the years ended December 31,		For the period from October 14, 1999 (date of inception) through
	2005	2004	December 31, 2005
Net loss	$(1,116,048)	$(331,449)	$(2,014,185)
Income from discontinued operations	-	-	(16,901)

	(1,116,048)	(331,449)	(2,031,086)

Adjustments to reconcile to net cash from
operating activities:
Depreciation and amortization	6,538	417	6,955
Amortization of debt discount	112,083	27,775	139,858
Amortization of deferred financing costs	141,788	52,410	194,198
Extinguishment of debt	(60,000)	-	(807,103)
Fair valuation adjustment - put agreement	(68,752)	68,752	-
Accretion of interest on tradename liability	1,621	-	1,621
Financing expense attributed to conversion
of stock options to common stock	-	1,500	1,500
Common stock issued to founders	-	-	5,020
Common stock issued in exchange for
services rendered	-	-	45,000
Stock options issued in exchange for services
rendered	-	-	5,276
Write-off of claimed receivable -
discontinued operations	-	6,000	6,000
Change in:
Marketable securities - trading	1,417,495	(1,556,405)	(138,910)
Claims receivable	-	-	(6,000)
Deposits	(59,600)	(65,700)	(125,300)
Purchase of intangible	(10,000)	-	(10,000)
Cash disbursed in excess of available funds	-	(24,688)	-
Accrued expenses	45,172	(73,274)	867,548

Net cash provided by (used in) continuing
operating activities	410,297	(1,894,662)	(1,845,423)

Net cash provided by discontinued operating
activities	-	-	16,901

Net cash from operating activities	410,297	(1,894,662)	(1,828,522)

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(As restated - Note Q)
	For the years ended December 31,		For the period from October 14, 1999 (date of inception) through
	2005	2004	December 31, 2005
Cash flows from investing activities
Capital expenditures	(264,346)	(7,592)	(578,718)

Net cash from investing activities	(264,346)	(7,592)	(578,718)

Cash flows from financing activities
Proceeds from issuance of common stock and
stock subscription - net of costs and fees	25,188	1,540,977	1,566,165
Nonreciprocal (transfer to) receipt from shareholder	89,487	(144,006)	(54,519)
Proceeds from issuance of capital notes - net	-	-	139,000
Proceeds from issuance of convertible notes - net	16,792	1,065,794	1,082,586
Proceeds from issuance of warrants attached to convertible notes - net	3,020	166,845	169,865
Repayments of notes payable	(340,000)	(415,000)	(640,000)
Proceeds from issuance of preferred stock - net	-	-	275,000
Repayments of shareholder advances	-	(121,937)	-

Net cash from financing activities	(205,513)	2,092,673	2,538,097

Net increase (decrease) in cash and cash equivalents	$(59,562)	$190,419	$130,857

Cash and cash equivalents - beginning of period	190,419	-	-

Cash and cash equivalents - end of period	$130,857	$190,419	$130,857

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$191,130	$49,487	$240,617
Cash paid for income taxes	$-	$-	$-
Notes payable issued in connection with capital
expenditures	$500,000	$700,000	$1,200,000
Warrants issued in exchange for financing costs	$-	$545,460	$545,460

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

LIQUIDITY

The Company is in the development stage and its efforts have been principally devoted to developing the spring water bottling and distribution business. To date, the Company has generated minimal revenues, has incurred expenses and has sustained losses. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses of $2,014,185 for the period from inception through December 31, 2005. The Company's current liabilities exceeded its current assets by $225,378 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $.5625 per share, for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004. The preferred shares tendered were subsequently cancelled by the Company.

In April 2004, the Company issued an aggregate of 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

Pursuant to the Private Placement Memorandum, the Company was obligated to issue an aggregate of 2,460,000 shares of its common stock, valued at $1,387,477 net of placement costs attributable to the equity portion of the private placement, to the investors in connection with 984 units sold in the private placement as of December 31, 2004. The Company has issued an aggregate of 2,404,978 shares to the investors at December 31, 2004, and the remaining aggregate of 54,998 shares were issued to the investors in January 2005 (fractional shares of 24 shares of common stock will not be issued). The Company has accounted for the shares not issued at December 31, 2004 as common stock subscription payable in the amount of $25,581.

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

The Company accounted for the puts in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), and classified the fair value attributable to the put option as an accrued liability, as the puts issued under the put agreement embody an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured at its fair value of $170,256 as of the date of the agreement. Assumptions used to estimate the fair value of the put option are as follows:

Risk-free interest rate	3.38%
Dividend yield	-
Volatility	296%
Time to expiration	1 year

Equity was reduced by the original value of the shares, being $90,000, with the remaining value of $80,256 being charged to other expense. The put option was determined to have a fair value of $158,752 at year end 2004. Accordingly, $11,504 has been credited to other expense.

In October 2005, the put agreement and puts expired without being exercised. At the time of expiration, the fair value of the accrued liability attributable to the puts was $87,984. Accordingly, equity has been increased by the original value of the shares, being $90,000, with the remaining value of $2,016 being charged to other expense.

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

NOTE K - OTHER INCOME

SALE OF TIMBER

During the year ended December 31, 2004, the Company generated other income of $60,948 in connection with selling timber on the spring property.

NOTE L - EARNINGS PER SHARE

	2005
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss available to common shareholders	$(1,116,048)

Basic and fully diluted loss per share	$(1,116,048)	8,874,462	$(0.13)

	2004

Loss	$(331,449)
Less - preferred dividends	(25,000)

Loss available to common shareholders	$(356,449)	6,363,095	$(0.06)

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

NOTE Q - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2005 and 2004 to correct the following errors in the financial statements previously filed:

In connection with the preparation of the Company's December 31, 2005 financial statements, it was determined the correct application of accounting principles had not been applied in connection with the accounting of the 2004 Private Placement (“Placement” - see Note F), put agreement (see Note H) and overpayment to the shareholder (see Note J). Subsequent to the issuance of the December 31, 2005 financial statements, the Company determined the correct application of accounting principles had not been applied in recording the original restatement of the put agreement in 2004, as well as accounting for termination of the agreement during the year ended December 31, 2005.

The original accounting for the Placement had allocated the proceeds received from the Placement on the residual value method rather than the relative fair value method as prescribed in EITF 98-5 and EITF 00-27. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

During 2004, the put agreement had been recorded under SFAS 150 with changes in fair value being charged to other expense. In connection with the preparation of the Company's December 31, 2005 financial statements, the fair value attributed to the put agreement as of the end of 2005 was determined to be the present value of the contract payment. An adjustment was done to restate the 2004 financials, and the 2005 year end report reflected the value of the put agreement liability as being $200,000.  Subsequent to the issuance of the December 31, 2005 financial statements, the Company determined the correct application of accounting principles had not been applied in recording the original restatement of the put agreement in 2004, as well as accounting for termination of the agreement during the year ended December 31, 2005. Accordingly, amounts attributed to the fair value of the liability have been restated to reflect the proper valuation.

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

In accordance with Accounting Principles Board Opinion 20, Accounting Changes (APB 20) the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported 2005 and 2004 financial information. The impact to the previously issued 2005 and 2004 financial statements is as follows:

	2005 financial statement balance prior to restatement	2005 financial statement balance post restatement	Amount increase (decrease) in 2005 financials
Net loss	$(1,184,800)	$(1,116,048)	$(68,752)

Equity	$784,067	$984,067	$200,000

Assets	$2,713,139	$2,713,139	$--

Liabilities	$1,929,072	$1,729,072	$(200,000)

Loss per share	$(0.13)	$(0.13)	$--

	2004 financial statement balance prior to restatement	2004 financial statement balance post restatement	Amount increase (decrease) in 2004 financials
Net loss	$(454,171)	$(331,449)	$(122,722)

Equity	$1,811,237	$1,886,712	$75,475

Assets	$3,332,528	$3,475,514	$142,986

Liabilities	$1,521,291	$1,588,802	$67,511

Loss per share	$(0.09)	$(0.05)	$(0.04)

The resulting effect of the prior period adjustment on 2005 net loss by area is as follows:

Amount increase (decrease) in net loss
Put agreement	$(68,752)

The resulting effects of the prior period adjustments on 2004 net loss by area are as follows:

Amount increase (decrease) in net loss
Private Placement transaction	$8,532

Put agreement	12,752

Shareholder overpayment	(144,006)

$(122,722)

The resulting effects of the prior period adjustments on 2004 cash flows by area are as follows:

	2004 cash flow statement balance prior to restatement	2004 cash flow statement balance post restatement	Amount increase (decrease) in 2004 cash flow statement
Net cash from operating activities	$(1,975,169)	$(1,894,662)	$80,507

Net cash from investing activities	$(7,592)	$(7,592)	$-

Net cash from financing activities	$2,173,180	$2,092,673	$(80,507)

The prior period adjustment on the 2005 financial statements did not have an effect on the cash flows. Net cash from operating, investing and financing activities remain as previously reported.

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