Form 10QSB
period 2006-06-30
SEAWRIGHT HOLDINGS INC
filed 2006-08-21
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2006
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 9,075,476 shares of its common stock outstanding as of August 21, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2006 (unaudited)

Condensed Consolidated Statement of Operations
For The Three and Six Months Ended June 30, 2006 and 2005
And For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2006

Condensed Consolidated Statements Of (Deficiency In) Stockholders’ Equity
For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2006

Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2006 and 2005
And For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2006

Notes to Unaudited Condensed Consolidated Financial Information
June 30, 2006

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$93,572
Marketable securities (Note B)	14,175
Deposits	65,300
Inventory	17,729
Total current assets	190,776

Property and equipment:
Land	1,965,000
Equipment	29,438
Building improvement	32,180
2,026,618
Less: accumulated depreciation	(4,365)
Total property and equipment	2,022,253

Other assets:
Financing costs, net of accumulated amortization of $264,341	457,295
Intangible asset, net	31,250
Total other assets	488,545

Total assets	$2,701,574

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,848
Notes payable - current portion (Note C)	496,145
Total current liabilities	617,993

Convertible notes payable, net of debt discount (Note D)	1,133,984
Notes payable - less current portion (Note C)	518,855
Other long-term liabilities	32,394

Total liabilities	2,303,226

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 19,900,000 shares authorized; 9,075,474 shares issued and outstanding (Note F)	9,076
Additional paid-in-capital	3,158,681
Preferred stock dividend	(25,000)
Accumulated deficit	(2,744,409)
Stockholders' equity	398,348

Total liabilities and stockholders' equity	$2,701,574

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,		For the period from October 14, 1999 (Date of Inception) Through June 30, 2006
	2006	2005 (As restated)	2006	2005 (As restated)

Revenue, net	$1,010	$974	$1,600	$1,505	$4,124
Gross profit	1,010	974	1,600	1,505	4,124

Costs and expenses:
Selling, general and administrative	332,295	208,115	559,847	337,308	3,052,690
Net (gain) loss on trading securities (Note B)	731	(21,519)	531	(2,111)	(38,395)
Depreciation expenses	658	658	1,316	1,316	8,271
Total operating expense	333,684	187,254	561,694	336,513	3,022,566

Loss from operations	(332,674)	(186,280)	(560,094)	(335,008)	(3,018,442)

Other income (expenses):
Other income, net	-	19,424	-	26,336	61,948
Gain on early extinguishment of debt	-	-	-	60,000	807,103
Interest expense, net	(90,755)	(117,542)	(170,130)	(186,771)	(611,919)
	(90,755)	(98,118)	(170,130)	(100,435)	257,132

Loss from continuing operations before income taxes and discontinued operations	(423,429)	(284,398)	(730,224)	(435,443)	(2,761,310)

Provision for income tax	-	-	-	-	-

Loss from continuing operations before discontinued operations	(423,429)	(284,398)	(730,224)	(435,443)	(2,761,310)
Income from discontinued operations	-	-	-	-	16,901

Net loss	$(423,429)	$(284,398)	$(730,224)	$(435,443)	$(2,744,409)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(423,429)	$(284,398)	$(730,224)	$(435,443)	$(2,769,409)

Losses per common share (basic and assuming dilution)	$(0.05)	$(0.03)	$(0.08)	$(0.05)

Weighted average common shares outstanding	9,008,809	8,715,476	8,942,143	8,713,432

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Net loss	-	$-	-	$-	$-	$-	$-	$(1,291)	$(1,291)

Balance at December 31, 1999	-	-	-	-	-	-	-	(1,291)	(1,291)
Common stock issued on September
30, 2000 in exchange for convertible
debt at $.50 per share	-	-	78,000	78	38,922	-	-	-	39,000
Common stock issued on November
27, 2000 in exchange for convertible
debt at $.50 per share	-	-	26,000	26	12,974	-	-	-	13,000

Net loss	-	-	-	-	-	-	-	(157,734)	(157,734)

Balance at December 31, 2000	-	-	104,000	104	51,896	-	-	(159,025)	(107,025)
Common stock issued on January 1,
2001 in exchange for convertible debt at $.50 per share	-	-	174,000	174	86,826	-	-	-	87,000
Common stock issued on January 2,
2001 to founders in exchange for
services rendered at $.001 per share	-	-	5,000,000	5,000	20	-	-	-	5,020
Common stock issued on January 2,
2001 in exchange for services
rendered at $.50 per share	-	-	90,000	90	44,910	-	-	-	45,000

Net loss	-	-	-	-	-	-	-	(556,921)	(556,921)

Balance at December 31, 2001	-	-	5,368,000	5,368	183,652	-	-	(715,946)	(526,926)

Net loss	-	-	-	-	-	-	-	(357,588)	(357,588)

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)
Preferred stock issued in exchange
for cash at $5 per share	55,000	55	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for
services rendered	-	-	-	-	5,276	-	-	-	5,276

Net income	-	-	-	-	-	-	-	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$-	$-	$(566,688)	$(97,392)
Preferred stock cancelled in exchange
for stock options exercised at
$.5625 per share	(5,000)	(5)	160,000	16	64,989	-	-	-	65,000
Common stock issued on April 8, 2004
in exchange for cash at $.30 per share	-	-	300,000	300	89,700	-	-	-	90,000
Common stock issued and subscribed
in connection with private placement	-	-	2,404,978	2,405	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to
common stock	(50,000)	(50)	500,000	500	(450)	-	-	-	-

Preferred stock dividend	-	-	50,000	50	24,950	-	(25,000)	-	-
Warrants issued to consultants in
exchange for services rendered	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of
convertible debentures	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to
convertible debentures	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to
shareholder	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability
upon issuance of termination agreement	-	-	-	-	(200,000)	-	-	-	(200,000)

Net loss	-	-	-	-	-	-	-	(262,697)	(262,697)

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Expiration of termination agreement	-	-	-	-	90,000	-	-	-	90,000

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss, as restated	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005	-	-	8,875,476	8,876	3,014,376	-	(25,000)	(2,014,185)	984,067

Common stock issued in exchange
for cash at $0.45 per share	-	-	199,998	200	89,800	-	-	-	90,000

Contributed capital	-	-	-	-	54,505	-	-	-	54,505

Net loss	-	-	-	-	-	-	-	(730,224)	(730,224)

Balance at June 30, 2006	-	$-	9,075,474	$9,076	$3,158,681	$-	$(25,000)	$(2,744,409)	$398,348

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the six months ended June 30,		October 14, 1999 (date of inception)
	2006	2005 (As restated - see Note I)	through June 30, 2006 (As restated - see Note I)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(423,890)	$(349,977)	$(1,897,489)
NET CASH (USED IN) INVESTING ACTIVITIES	(107,900)	358,393	(691,541)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	494,505	(197,513)	2,682,602
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(37,285)	(189,097)	93,572

Cash and cash equivalents at the beginning of the period	130,857	190,419	-

Cash and cash equivalents at the end of the period	$93,572	$1,322	$93,572

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$82,419	$82,784	$323,036
Income taxes paid	-	-	-

Non-cash transactions:
Amortization of capitalized financing costs (Note D and G)	70,144	70,144	264,342
Depreciation and amortization	5,222	1,316	12,177
Accretion of interest - trade name liability	1,711	-	3,332
Amortization of note discount (Note D)	56,040	56,040	195,898
Interest expense financed through issuance of note payable	25,000	-	25,000
Common stock proceeds received in prior years not deposited to bank account until current period	-	8,000	8,000
Gain on early extinguishment of debt	-	60,000	807,103
Changes in valuation of termination agreement (Note E)	-	26,336	-
Warrants issued in exchange for services rendered (Note G)	-	-	545,460
Common stock issued in exchange for services rendered	-	-	45,000
Stock options issued in exchange for services rendered	-	-	5,276
Financing expenses attributed to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders	-	-	5,020
Notes payable issued in connection with acquisition of land	140,000	500,000	1,340,000

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six months period ended June 30, 2006 are not necessarily indicative of the results that may expected for the year ending December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB, as amended

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $2,744,409.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the six months ended June 30, 2006 reflect the impact of SFAS No. 123(R).

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

No stock-based compensation expense related to employee stock options was recognized under SFAS No. 123(R) for the six months ended June 30, 2006. As of June 30, 2006, there was no stock-based compensation cost related to non-vested stock options.

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

The following table illustrates the pro forma net income and earnings per share for the three and six months ended June 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
	(As restated - Note I)	(As restated - Note I)
Net loss - as reported	$(284,398)	$(435,443)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	(284,398)	(435,443)
Net loss attributable to common stockholders - Pro forma	$(284,398)	$(435,443)
Basic (and assuming dilution) loss per share - as reported	$(0.03)	$(0.05)
Basic (and assuming dilution) loss per share - Pro forma	$(0.03)	$(0.05)

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
June 30, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

NOTE B - MARKETABLE SECURITIES

During the period ended June 30, 2006, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At June 30, 2006, the Company’s trading securities are carried at fair value of $14,175. The Company included a realized net loss of $531, a net gain of $2,111, and a net gain of $38,395 on trading securities during the six-month period ended June 30, 2006 and 2005, and for the period from October 14, 1999 (date of inception) through June 30, 2006, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2006 are as follows:

9.375 % note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable April 2009, collateralized by land.	$525,000
15% note payable, monthly interest payments, principal due December 2006, collateralized by land.	350,000
8% note payable, monthly interest payments, principal due April 2007, collateralized by land.	140,000
1,015,000
Less: current portion	(496,145)

Note payable - long term	$518,855

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE C - NOTES PAYABLE (Continued)

During April 2006, the Company purchased a 3.46 acre parcel of land. The property was acquired by paying a $10,000 refundable deposit in April 2005 and paying $90,000 in cash at closing. The remaining $140,000 is being financed through an 8% note payable. Interest is payable monthly with principal being due in April 2007.

During June 2006, the Company obtained a $350,000 interest-only mortgage loan with regard to its Mt. Sidney property. The loan matures in six months, bears interest at a fixed rate of 15.00% per annum, requires monthly installments of interest throughout its term with a balloon payment, equal to the principal balance of the loan, due in December 2006. The Company has the option to extend the loan by a period of six months by payment of a fee equal to 3.00% of the principal balance of the loan.

During June 2006, the Company obtained a $525,000 loan, which is secured by the Mt. Sidney property. The Company’s President absolutely and unconditionally guaranteed the loan on behalf of the Company. By the terms of this second loan, the Company promised to pay to the lender the principal amount of $525,000 together with interest at a rate of 9.375% per annum on the unpaid principal balance of the loan. The loan requires 35 regular installments of $4,592 each and one balloon payment, equal to the remaining principal balance of the loan, accrued interest, and other applicable fees, costs and charges, due in June 2009. This loan was obtained to pay off a promissory note issued in May 2005 in the amount of $500,000 and a portion of the accrued interest in the amount of $25,000 in connection with the promissory note. The remaining accrued interest in connection with this promissory note and related fees and penalties were also paid off in cash during the period ended June 30, 2006.

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

A summary of convertible promissory notes payable at June 30, 2006 is as follows:

June 30, 2006
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; noteholder has the option to convert unpaid note principal and interest the Company’s common stock at $0.85 per share.	$1,498,500

Debt Discount - beneficial conversion feature, net of accumulated amortization of $97,949 at June 30, 2006	(182,258)

Note Discount, net of accumulated amortization of $97,949 at June 30, 2006	(182,258)

Total	$1,133,984

Less: current portion	-
$1,133,984

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
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

The Company amortized the Convertible Notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $56,040 for the periods ended June 30, 2006 and 2005.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $15,598 for the periods ended June 30, 2006 and 2005 in relation to the deferred financing costs.

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

The Company accounted for the termination agreement in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), and classified the fair value attributable to the put option as an accrued liability, as the termination agreement embodies an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured at its fair value of $170,256 as of the date of the agreement.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE E - TERMINATION AGREEMENT (Continued)

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

For the period ended June 30, 2005, the Company recorded a gain of $26,336 in connection with the valuation adjustment on the termination agreement. As the agreement expired in October 2005, no adjustment has been recorded for the period ended June 30, 2006.

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2006, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2006, there are 9,075,474 shares of common stock issued and outstanding.

During the six months ended June 30, 2006, the Company issued an aggregate of 199,998 shares of common stock in exchange for $90,000 of proceeds, net of costs and fees.

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,500,000	4.34	$1.35	1,500,000	$1.35

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	1,500,000	$1.35

Warrants

In connection with the Company’s Private Placement (Note D) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	594,999	3.19	$0.85	594,999	$0.85

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2004	-	$-
Granted	889,200	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	889,200	0.85
Granted	4,500	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004. The financing costs are being amortized over the contractual terms (five years) of the convertible debenture. During the periods ended June 30, 2006 and 2005, the Company amortized financing costs and charged to operations $54,546.

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

During 2005, the Company’s President contributed capital of $140,000 to the Company in direct response to the excess payment. The Company has accounted for the net contribution of $89,500 as an addition to paid-in capital.

During 2006, the Company’s President contributed capital of $54,505 to the Company in direct response to the excess payment. The Company has accounted for the contribution as an addition to paid-in capital.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, it was determined the correct application of accounting principles had not been applied in the 2004 accounting for the Private Placement (Placement), termination agreement and overpayment to the shareholder.

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

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of December 31, 2005.

	December 31, 2005
	(As Restated)	(As Reported)
Assets	$2,713,139	$2,713,139
Liabilities	$1,729,072	$1,929,072
Equity	$984,067	$784,067

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of December 31, 2004.

	December 31, 2004
	(As Restated)	(As Reported)
Assets	$3,475,514	$3,475,514
Liabilities	$1,588,802	$1,630,050
Equity	$1,886,712	$1,845,464

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

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

The impact to the previously issued 2005 quarterly financial information is as follows:

	2005 second quarter financial information as originally reported	2005 second quarter financial information as reported herein	Amount increase (decrease)

Net loss	$(328,570)	$(435,443)	$106,873

Equity	$1,516,222	$1,574,672	$58,450

Assets	$3,209,353	$3,336,740	$127,387

Liabilities	$1,693,131	$1,762,068	$68,937

Loss per share	$(0.04)	$(0.05)	$0.01

The resulting effects of the adjustments on first quarter’s net loss for 2005 by area are as follows:

Amount increase (decrease) in net loss

Private Placement transaction	$9,709

Termination agreement	7,664

Shareholder overpayment	89,500

$106,873

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2006
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The resulting effects of the prior period adjustments on 2005 cash flows by area are as follows:

	2005 second quarter cash flow financial information balance as originally reported	2005 second quarter cash flow financial information balance as reported herein	Amount increase (decrease) in 2005 first quarter cash flow financial information

Net cash from operating activities	$(260,477)	$(349,977)	$(89,500)

Net cash from investing activities	$358,393	$358,393	$-

Net cash from financing activities	$(287,013)	$(197,513)	$89,500

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $2,744,409. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

We are positioning our water in an effort to compete in the luxury brand category of the water market. We expect to offer a non-sparkling brand and to begin selling bottled water under the “Seawright Springs” brand name in the third quarter of 2006. We will also continue to seek opportunities to sell our daily supply of water to other bottlers.

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

For the period from our inception through June 30, 2006, we have:

·	formed our company and established our initial structure;
·	sought and pursued investment opportunities;
·	reviewed and analyzed the potential market for natural spring water;
·	purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
·	entered into two agreements to purchase properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
·	purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
·	performed required testing of water quality at spring site;
·	began developing a new web site as part of our marketing strategy; and
·	made improvements to the spring site and water collection facilities.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We are currently making improvements to plant and equipment at the spring site, and intend to spend approximately $150,000 to complete renovating our spring catchment, which protects the water spring from outside elements. We expect this project to be completed by September 15, 2006.

Number of Employees

As of June 30, 2006, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of June 30, 2006, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three and Six Months Ended June 30, 2006 and June 30, 2005

Revenues

During the three and six-month periods ended June 30, 2006, $1,010 and $1,600 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales as compared to $974 and $1,505 of revenue for the three and six-month periods ended June 30, 2005, respectively. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

During the three and six-month periods ended June 30, 2006, operating expenses were $333,684 and $561,694, respectively. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses for the three and six-month periods ended June 30, 2005 of $187,254 and $336,513 (as restated), respectively. The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and marketing.

We have incurred interest expenses of $90,755 and $170,130 for the three and six-month periods ended June 30, 2006, respectively; and $117,542 and $186,771 (as restated) for the three and six-month periods ended June 30, 2005, respectively.

In the quarter ended June 30, 2006, we continued our practice of actively and frequently trading securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. During the three and six-month periods ended June 30, 2006, we recorded a net loss of $731 and $531, respectively, on our trading securities.

During the quarter ended 2006, the President of our company contributed capital of $54,505 for general working capital purposes.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital deficit of $427,217, an available cash balance of $93,572, a marketable securities balance of $14,175 and an accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of approximately $121,848.

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, and are payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note. The private placement was closed in February of 2005. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, none of which have been converted to common stock. Part of the proceeds of the private placement was used to pay off the remaining debt on the Mt. Sidney property.

The purchase of one of the two Staunton, Virginia properties mentioned above was closed on May 24, 2005. The purchase price for that parcel was $725,000, of which $225,000 was paid in cash. The remaining $500,000 of the purchase price has been financed through a bank loan. We also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. We paid $90,000 of the remaining purchase price at settlement and the remaining $140,000 will initially be owner financed.

Our accounts payable and accrued liabilities of $121,848 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

In order to provide funding for operations and capital expenditures, on September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, LP. The investment agreement establishes what is sometimes referred to as an “equity line of credit.” Under the investment agreement, Dutchess has agreed to provide us with up to $5,000,000 during the 36-month period following the date a registration statement of our common stock is declared effective by the Securities and Exchange Commission. During this 36-month period, we may request a draw down under the equity line of credit by which we would sell shares of our common stock to Dutchess, which is obligated to purchase the shares under the investment agreement, subject to certain conditions set forth therein. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that we may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of our common stock during the pricing period. We are under no obligation to draw down under the equity line of credit. In July 2006, the registration statement was filed with respect to our common stock to be issued under the equity line of credit or the investment agreement.

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

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the quarter ended June 30, 2006,, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 27, 2006 we sold 199,998 shares of our common stock to three accredited investors for a purchase price of $0.45 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the three month period ending June 30, 2006.

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

Seawright Holdings, Inc.

Date: August 21, 2006	By:	/s/ Joel Sens
Name: Joel Sens Title: Chief Executive Officer