Form 10QSB/A
period 2006-06-30
SEAWRIGHT HOLDINGS INC
filed 2006-09-15
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 9,075,476 shares of its common stock outstanding as of September 14, 2006.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 ("Amendment No. 1") filed by Seawright Holdings, Inc. (the “Company”) is being filed to reflect certain options to purchase the Company’s common stock that were granted but which were not reflected in Note A and Note G to the Form 10-QSB filed on August 21, 2006 due to administrative error. All other financial and other information in the originally filed 10-QSB for the quarterly period ended June 30, 2006 remains unchanged as the options issued were not considered to have a material impact on all other previously reported figures. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosure therein in any way other than as required to reflect the amendment set forth herein. The Company’s President and Chief Executive Officer has executed new certifications in connection with the filing of this Amendment No. 1, and copies of these new certifications have been filed as exhibits to this Amendment No. 1.

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

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. There were no options granted during 2005, and all options granted prior to 2005 had fully vested by January 1, 2005.

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

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants of the Company. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,575,000	4.32	$ 1.33	1,575,000	$ 1.33

Transactions involving options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,500,000	1.35
Granted	75,000	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	1,575,000	$1.33

The Company determined the estimated value of the stock options granted to consultants in exchange for services rendered using the Black-Scholes pricing models.

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

Seawright Holdings, Inc.

Date: September 15, 2006	By:	/s/ Joel Sens
Name: Joel Sens Title: Chief Executive Officer