Form 10QSB
period 2006-09-30
SEAWRIGHT HOLDINGS INC
filed 2006-11-14
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2006
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 333-56848

SEAWRIGHT HOLDINGS, INC
(Exact name of Company as specified in its charter)

Delaware (State or jurisdiction of incorporation organization)	54-1965220 (I.R.S. Employer or Identification No.)

600 Cameron Street, Alexandria, VA (Address of principal executive offices)	22314 (Zip Code)

Company's telephone number: (703) 340-1629

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 9,095,474 shares of its common stock outstanding as of November 14, 2006

TABLE OF CONTENTS
Page
Part I - Financial Information

Item 1. Financial Statements (Unaudited)	3 - 23

Item 2. Management's Discussion AndAnalysis Of Financial Condition Or Plan Of Operations	24 - 29

Item 3. Controls and Procedures	29

Part II - Other Information	30

Item 1. Legal Proceedings	30

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission Of Matters To A Vote Of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits and Reports on Form 8-K	30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2006 (unaudited)	4

Condensed Consolidated Statement of Operations (unaudited) For The Three and Nine Months Ended September 30, 2006 and 2005 And For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2006	5

Condensed Consolidated Statements Of (Deficiency In) Stockholders’ Equity (unaudited) For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2006	6-8

Condensed Consolidated Statements of Cash Flows (unaudited)
For The Nine Months Ended September 30, 2006 and 2005
And For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2006
9-10

Notes to Unaudited Condensed Consolidated Financial Information September 30, 2006	11

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$2,800
Marketable securities (Note B)	15,915
Deposits	65,300
Inventory	17,729
Total current assets	101,744

Property and equipment:
Land	1,965,000
Equipment	32,167
Building improvement	68,180
2,065,347
Less: accumulated depreciation	(5,023)
Total property and equipment	2,060,324

Other assets:
Financing costs, net	412,127
Intangible asset, net	29,296
Total other assets	441,423

Total assets	$2,603,491

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$8,548
Accounts payable and accrued liabilities	371,327
Shareholder loans payable	37,800
Notes payable - current portion (Note C)	498,389
Total current liabilities	916,064

Convertible promissory notes payable, net of debt discount (Note D)	1,162,004
Notes payable - less current portion (Note C)	516,121
Other long-term liabilities	33,285

Total liabilities	2,627,474

Stockholders’ deficit
Preferred stock, par value $.001 per share; 100,000 shares authorized; none issued and outstanding (Note F)	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 9,095,474 shares issued and outstanding (Note F)	9,096
Additional paid-in-capital	3,206,151
Accumulated deficit during development stage	(3,214,230)
Preferred stock dividend	(25,000)
(Deficiency in) stockholders' equity	(23,983)

Total liabilities and (deficiency in) stockholders' equity	$2,603,491

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended Sep 30,		For the nine months ended Sep 30,		For the period from October 14, 1999 (Date of Inception) Through Sep 30, 2006
2006	2005 (As restated)	2006	2005 (As restated)

Revenue, net	$522	$-	$2,122	$1,505	$4,646
Gross profit	522	-	2,122	1,505	4,646

Costs and expenses:
Selling, general and administrative	343,368	299,109	903,215	636,417	3,396,058
Net (gain) loss on trading securities	737	26,584	1,268	24,473	(37,658)
Depreciation expenses	658	2,611	1,974	3,927	8,929
Total operating expense	344,763	328,304	906,457	664,817	3,367,329

Loss from operations	(344,241)	(328,304)	(904,335)	(663,312)	(3,362,683)

Other income (expenses):
Other income	-	44,432	-	70,768	61,948
Gain on early extinguishment of debt	-	-	-	60,000	807,103
Interest expense, net	(125,580)	(42,657)	(295,710)	(229,428)	(737,499)
	(125,580)	1,775	(295,710)	(98,660)	131,552

Loss from continuing operations before income taxes and discontinued operations	(469,821)	(326,529)	(1,200,045)	(761,972)	(3,231,131)

Provision for income tax	-	-	-	-	-

Loss from continuing operations before discontinued operations	(469,821)	(326,529)	(1,200,045)	(761,972)	(3,231,131)
Income from discontinued operations	-	-	-	-	16,901

Net loss	(469,821)	(326,529)	(1,200,045)	(761,972)	(3,214,230)
Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	(469,821)	(326,529)	(1,200,045)	(761,972)	(3,239,230)

Losses per common share (basic and assuming dilution)	$(0.05)	$(0.04)	$(0.13)	$(0.09)

Weighted average common shares outstanding	9,081,996	8,715,476	8,989,761	8,714,951

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)
Preferred stock issued in exchange
for cash at $5 per share	55,000	55	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for
services rendered	-	-	-	-	5,276	-	-	-	5,276

Net income	-	-	-	-	-	-	-	506,846	506,846

Balance at December 31, 2003	55,000	$55	5,368,000	$5,368	$463,873	$-	$-	$(566,688)	$(97,392)
Preferred stock cancelled in exchange
for stock options exercised at
$0.5625 per share	(5,000)	(5)	160,000	160	64,845	-	-	-	65,000
Common stock issued on April 8, 2004
in exchange for cash at $.30 per share	-	-	300,000	300	89,700	-	-	-	90,000
Common stock issued and subscribed
in connection with private placement	-	-	2,404,978	2,405	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to
common stock	(50,000)	(50)	500,000	500	(450)	-	-	-	-

Preferred stock dividend	-	-	50,000	50	24,950	-	(25,000)	-	-
Warrants issued to consultants in
exchange for services rendered	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of
convertible debentures	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to
convertible debentures	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to
shareholder	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability
upon issuance of put agreement	-	-	-	-	(90,000)				(90,000)

Net loss, as restated	-	-	-	-	-	-	-	(331,449)	(331,449)

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,783	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Expiration of put agreement	-	-	-	-	90,000	-	-	-	90,000

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss, as restated	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005	-	-	8,875,476	8,876	3,014,376	-	(25,000)	(2,014,185)	984,067

Common stock issued on May 1,
2006 in exchange for cash
at $0.45 per share	-	-	199,998	200	89,800	-	-	-	90,000

Contributed capital	-	-	-	-	54,505	-	-	-	54,505

Stock options issued to consultants
in exchange for services rendered	-	-	-	-	38,490	-	-	-	38,490

Common stock issued on September
1, 2006 in exchange for cash
at $0.45 per share	-	-	20,000	20	8,980	-	-	-	9,000

Net Loss	-	-	-	-	-	-	-	(1,200,045)	(1,200,045)

Balance at September 30, 2006	-	$-	9,095,474	$9,096	$3,206,151	$-	$(25,000)	$(3,214,230)	$(23,983)

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,		For the period from October 14, 1999
	2006	2005 (As restated - see Note I)	(date of inception) through September 30, 2006 (As restated - see Note I)
Net loss	(1,200,045)	(761,972)	(3,214,230)
Income from discontinued operations	-	-	(16,901)
	(1,200,045)	(761,972)	(3,231,131)
Adjustments to reconcile to net cash from
Operating activities:
Depreciation and amortization	7,833	3,927	14,788
Amortization of debt discount	84,062	84,062	223,920
Amortization of deferred financing costs	115,313	106,714	309,511
Interest expense financed through issuance of note payable	25,000	-	25,000
Accretion of interest on tradename liability	2,602	799	4,223
Extinguishment of debt	-	(60,000)	(807,103)
Changes in valuation of put agreement	-	(70,768)	-
Financing expense attributed to conversion of
of stock options to common stock	-	-	1,500
Common stock issued to founders	-	-	5,020
Common stock issued in exchange for services rendered	38,490	-	83,490
Stock options issued in exchange for services rendered	-	-	5,276
Write-off of claimed receivable - discontinued operations			6,000
Change in:
Marketable securities - trading	122,995	1,108,850	(15,915)
Claims receivable	-	-	(6,000)
Deposits	60,000	(59,600)	(65,300)
Inventory	(17,729)	-	(17,729)
Capitalized financing costs	(20,192)	-	(20,192)
Purchase of intangible	-	-	(10,000)
Cash disbursed in excess of available funds	8,548	-	8,548
Accrued expenses	250,882	(1,958)	1,118,430
Net cash provided by discontinued operating	-
Activities			16,901

Net cash provided by (used in)operating activities	(522,241)	350,054	(2,350,763)

Cash flows from investing activities
Capital expenditure	(146,629)	(256,847)	(725,347)

Net cash (used in) investing activities	(146,629)	(256,847)	(725,347)

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Cash flows from financing activities
Proceeds from issuance of note payable	350,000	-	350,000
Proceeds from issuance of common stock and
stock subscription - net of costs and fees	99,000	22,487	1,665,165
Nonreciprocal (transfer to) receipt from shareholder	54,505	89,500	(14)
Principal payments on notes payable	(492)	(340,000)	(640,492)
Shareholder loans payable	37,800	-	37,800
Proceeds from issuance of capital notes - net	-	-	139,000
Proceeds from issuance of convertible notes - net	-	22,500	1,082,586
Proceeds from issuance of warrants - net	-	-	169,865
Proceeds from issuance of preferred stock - net	-		275,000

Net cash provided by (used in) financing activities	540,813	(205,513)	3,078,910

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(128,057)	(112,306)	2,800

Cash and cash equivalents at the beginning of the period	130,857	190,419	-

Cash and cash equivalents at the end of the period	$2,800	$78,113	$2,800

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$124,295	$123,994	$364,912
Income taxes paid	-	-	-
Notes payable issued in connection with acquisition of land	140,000	500,000	1,340,000

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine months period ended September 30, 2006 are not necessarily indicative of the results that may expected for the year ending December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB, as amended

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $3,214,230.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R).

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE A- SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The following table illustrates the pro forma net income and earnings per share for the three and nine months ended September 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
	(As restated- Note I)	(As restated - Note I)
Net loss - as reported	$(326,529)	$(761,972)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	(326,529)	(761,972)
Net loss attributable to common stockholders - Pro forma	$(326,529)	$(761,972)
Basic (and assuming dilution) loss per share - as reported	$(0.04)	$(0.09)
Basic (and assuming dilution) loss per share - Pro forma	$(0.04)	$(0.09)

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. There were no stock options granted during 2005, and all stock options granted prior to 2005 had fully vested by January 1, 2005.

Stock-based compensation expense related to 75,000 stock options issued to consultants during the period ended September 30, 2006 for services rendered as recognized under SFAS No. 123(R) totaled $38,490. As of September 30, 2006, all stock options outstanding issued to consultants were fully vested.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE A- SUMMARY OF ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE B - MARKETABLE SECURITIES

During the period ended September 30, 2006, the Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At September 30, 2006, the Company’s trading securities are carried at fair value of $15,915. The Company included a realized net loss of $1,268, a net loss of $24,473, and a net gain of $37,658 on trading securities during the nine-month period ended September 30, 2006 and 2005, and for the period from October 14, 1999 (date of inception) through September 30, 2006, respectively.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2006 are as follows:

9.375 % note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable April 2009, collateralized by land.	$524,510
15% note payable, monthly interest payments, principal due December 2006, collateralized by land.	350,000
8% note payable, monthly interest payments, principal due April 2007, collateralized by land.	140,000
1,014,510
Less: current portion	(498,389)

Note payable - long term	$516,121

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
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

During June 2006, the Company obtained a $525,000 loan, which is secured by the Staunton Virginia property. The Company’s President absolutely and unconditionally guaranteed the loan on behalf of the Company. By the terms of this second loan, the Company promised to pay to the lender the principal amount of $525,000 together with interest at a rate of 9.375% per annum on the unpaid principal balance of the loan. The loan requires 35 regular installments of $4,592 each and one balloon payment equal to the remaining principal balance of the loan, accrued interest, and other applicable fees, costs and charges, due in June 2009. The Company paid $490 of principal during the period ended September 30, 2006. This loan was obtained to pay off a promissory note issued in May 2005 in the amount of $500,000 and a portion of the accrued interest in the amount of $25,000 in connection with the promissory note. The remaining accrued interest in connection with this promissory note and related fees and penalties were also paid off in cash during the period ended September 30, 2006.

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

A summary of convertible promissory notes payable at September 30, 2006 is as follows:

September 30, 2006
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; noteholder has the option to convert unpaid note principal and interest the Company’s common stock at $0.85 per share.	$1,498,500

Debt Discount - beneficial conversion feature, net of accumulated amortization of $111,959 at September 30, 2006	(168,248)

Note Discount, net of accumulated amortization of $111,959 at September 30, 2006	(168,248)

Total	$1,162,004
Less: current portion	-
$1,162,004

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of December 31, 2005, the Company had recognized a discount to the notes in the amount of $280,207. The note discount is being amortized over the maturity period of the notes, being five years. As of December 31, 2005, the Company had recognized a total of $280,207 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being five years, as interest expense.

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

The Company amortized the Convertible Notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $84,062 for the periods ended September 30, 2006 and 2005.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $23,398 for the periods ended September 30, 2006 and 2005 in relation to the deferred financing costs.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

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

For the period ended September 30, 2005, the Company recorded a gain of $70,768 in connection with the valuation adjustment on the termination agreement. As the agreement expired in October 2005, no adjustment has been recorded for the period ended September 30, 2006.

NOTE F - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2006, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2006, there are 9,095,474 shares of common stock issued and outstanding.

During the nine months ended September 30, 2006, the Company issued an aggregate of 219,998 shares of common stock in exchange for $99,000 of proceeds, net of costs and fees.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,575,000	4.07	$1.33	1,575,000	$1.33

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,500,000	1.35
Granted	75,000	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	1,575,000	$1.33

The estimated value of the compensatory options granted to a consultant during the period ended September 30, 2006 in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 111%. The Company charged $38,490 to operations in connection with these options during the period ended September 30, 2006.

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	594,999	2.94	$0.85	594,999	$0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2004	-	$-
Granted	889,200	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	889,200	0.85
Granted	4,500	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 during the year ended December 31, 2004. The financing costs are being amortized over the contractual terms (five years) of the convertible debenture. During the periods ended September 30, 2006 and 2005, the Company amortized financing costs and charged to operations $81,819.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
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

During 2006, the Company’s President had loaned funds to the Company for working capital purposes and unpaid compensation. Total amount of shareholder loans as of September 30, 2006 is $37,800. The Company has accounted for the loans as shareholder loans payable.

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
September 30, 2006
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

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

The impact to the previously issued 2005 quarterly financial information is as follows:

	2005 third quarter financial information as originally reported	2005 third quarter financial information as reported herein	Amount increase (decrease)

Net loss	$(694,675)	$(761,972)	$67,297

Equity	$1,150,117	$1,248,144	$98,027

Assets	$2,869,638	$2,989,228	$119,590

Liabilities	$1,719,521	$1,741,084	$21,563

Loss per share	$(0.08)	$(0.09)	$0.01

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The resulting effects of the adjustments on third quarter’s net loss for 2005 by area are as follows:

Amount increase(decrease) in net loss

Private Placement transaction	$14,565

Put agreement	(36,768)

Shareholder overpayment	89,500

$67,297

The resulting effects of the prior period adjustments on 2005 cash flows by area are as follows:

	2005 third quarter cash flow financial information balance as originally reported	2005 third quarter cash flow financial information balance as restated	Amount increase(decrease) in 2005 third quarter cash flow financial information

Net cash from operating activities	$439,554	$350,054	$(89,500)

Net cash from investing activities	$(256,847)	$(256,847)	$-

Net cash from financing activities	$(295,013)	$(205,513)	$89,500

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $3,214,230. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

If operations and cash flows improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or in the resolution of its liquidity problems.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2006
(Unaudited)

NOTE K - SUBSEQUENT EVENT

On October 5, 2006, the $350,000 interest-only mortgage loan on the Mt. Sidney property was modified. Under the modification agreement, the loan principal was increased to $515,000. The loan maturity date has been extended to six months from the modification date, being March 2007. All other terms of the original loan document remain unchanged. Settlement fees paid on the modification of this agreement totaled $12,455.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We are positioning our water in an effort to compete in the luxury brand category of the water market. We expect to offer a non-sparkling brand and to begin selling bottled water under the “Seawright Springs” brand name in the fourth quarter of 2006. We will also continue to seek opportunities to sell our daily supply of water to other bottlers.

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

For the period from our inception through September 30, 2006, we have:

•	formed our company and established our initial structure;
•	sought and pursued investment opportunities;
•	reviewed and analyzed the potential market for natural spring water;
•	purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
•	entered into two agreements to purchase properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
•	purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
•	performed required testing of water quality at spring site;
•	began developing a new web site as part of our marketing strategy; and
•	made improvements to the spring site and water collection facilities.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We are currently making improvements to plant and equipment at the spring site, and intend to spend approximately $150,000 to complete renovating our spring catchment, which protects the water spring from outside elements. We expect this project to be completed during the fourth quarter of 2006.

Number of Employees

As of September 30, 2006, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of September 30, 2006, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three and Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

During the three and nine-month periods ended September 30, 2006, $522 and $2,122 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales as compared to $0 and $1,505 of revenue for the three and nine-month periods ended September 30, 2005, respectively. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

During the three and nine-month periods ended September 30, 2006, operating expenses were $344,763 and $906,457, respectively. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses for the three and nine-month periods ended September 30, 2005 of $328,304 and $664,817 (as restated), respectively. The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and marketing.

We have incurred interest expenses of $125,580 and $295,710 for the three and nine-month periods ended September 30, 2006, respectively; and $42,657 and $229,428 (as restated) for the three and nine-month periods ended September 30, 2005, respectively.

In the quarter ended September 30, 2006, we continued our practice of actively and frequently trading securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. During the three and nine-month periods ended September 30, 2006, we recorded a net loss of $737 and $1,268, respectively, on our trading securities.

During the nine-month period ended September 30, 2006, the President of our company contributed capital of $54,505 for general working capital purposes.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital deficit of $814,320, an available cash balance of $2,800, a marketable securities balance of $15,915 and an accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of $371,327.

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

Our accounts payable and accrued liabilities of $371,327 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

In order to provide funding for operations and capital expenditures, on September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, LP. The investment agreement establishes what is sometimes referred to as an “equity line of credit.” Under the investment agreement, Dutchess has agreed to provide us with up to $5,000,000 during the 36-month period following the date a registration statement of our common stock is declared effective by the Securities and Exchange Commission. During this 36-month period, we may request a draw down under the equity line of credit by which we would sell shares of our common stock to Dutchess, which is obligated to purchase the shares under the investment agreement, subject to certain conditions set forth therein. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that we may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of our common stock during the pricing period. We are under no obligation to draw down under the equity line of credit. In July 2006, the registration statement has been filed with respect to our common stock to be issued under the equity line of credit or the investment agreement.

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

Off-Balance Sheet Arrangements

We have not had, and as of September 30, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Other Risks

We are also subject to risks associated with economic conditions generally and the economy in those areas where we have or expect to have assets and operations; competitive and other factors affecting our operations, markets, products and services; those risks associated with our ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of our activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by us with the Securities and Exchange Commission. Many of these factors are beyond our control.

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

During the quarter ended September 30, 2006, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 8, 2006 we sold 20,000 shares of our common stock to an accredited investor for a purchase price of $0.45 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the three month period ending September 30, 2006.

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

Seawright Holdings, Inc.

Date: November 14, 2006	By:	/s/ Joel Sens
Name: Joel Sens
Title: Chief Executive Officer