Form 10KSB
period 2006-12-31
SEAWRIGHT HOLDINGS INC
filed 2007-04-17
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year: $3,304.

The trading price of the registrant's stock on the OTC Bulletin Board on March 30, 2007 was $0.96/share bid price and $0.965/share ask price. The average bid and ask price was $0.9625/share. Based on this $0.9625 value, the aggregate market value of common stock owned by non-affiliates of the registrant was approximately $6,005,261, calculated on the basis of 6,239,232 shares of common stock owned by non-affiliates.

As of March 30, 2007, the total number of issued and outstanding shares of the issuer's common stock, par value $0.001, was 9,760,166.

Transitional Small Business Disclosure Format: Yes  ☐    No ☒

TABLE OF CONTENTS

		PAGE
	PART I

ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	10
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submission of Matters to a Vote of Security Holders	11

	PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
		12
ITEM 6.	Management's Discussion and Analysis or Plan of Operation	14
ITEM 7.	Financial Statements	24
ITEM 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	24
ITEM 8A.	Controls and Procedures	24

	PART III

ITEM 9.	Directors and Executive Officers of the Registrant	26
ITEM 10.	Executive Compensation	28
ITEM 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	29
ITEM 12.	Certain Relationships and Related Transactions	30
ITEM 13.	Exhibits	31
ITEM 14.	Principal Accountant Fees and Services	34

Signatures		35

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

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, we have accumulated losses of $3,799,571.

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

In December 2004, we entered into agreements to acquire two parcels of land located approximately 10 miles south of our Mt. Sidney property and have consummated both of those agreements. We are considering leasing these properties for commercial purposes. See “Description of Property” below.

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

We have installed an updated bulk water loading facility at the Mt. Sidney spring site. Now, private labeled bottlers will be able to load water at our spring site and transport it to their bottling and packaging facilities.

Bottled Water Market Overview

Demand for bottled water has grown significantly in recent years, and in particular demand for products that contain spring water. In 2005, total U.S. bottled water volume surpassed 7.5 billion gallons, which was a 10.7% advance over 2004's volume level and bottled water remains the fastest growing major beverage segment. In 2005, bottled water category continues as the second largest commercial beverage in the United States.

U.S. BOTTLED WATER MARKET
Volume and Producer Revenues
2001 - 2005

	Millions of	Annual	Millions of	Annual
Year	Gallons	% Change	Dollars	% Change
2001	5,185.2	9.7%	$6,880.6	12.6%
2002	5,795.7	11.8%	$7,901.4	14.8%
2003	6,269.8	8.2%	$8,526.4	7.9%
2004	6,806.7	8.6%	$9,169.4	7.5%
2005	7,537.1	10.7%	$10,012.5	9.2%

Source: Beverage Marketing Corporation

During the five-year period from 2001 to 2005, bottled water volume increased by an average growth rate of 9.8%, which growth rate exceeded the growth rates of all other beverage categories.

Per capita consumption of bottled water has been growing by at least one gallon annually. In 2005, the per capita consumption of water in the United States increased 9.6% from 2004’s rate, which means annual bottled water consumption by U.S. residents is second only to carbonated soft drinks.

U.S. BOTTLED WATER MARKET
Per Capita Consumption
2001 - 2005

	Gallons	Annual
Year	Per Capita	% Change
2001	18.8	8.7%
2002	20.9	10.7%
2003	22.4	7.3%
2004	24.0	7.6%
2005	26.1	9.6%

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

U.S. BOTTLED WATER MARKET
Volume & Growth by Segment
2001 - 2005

	Non-Sparkling		Domestic Sparkling		Imports		Total
Year	Volume*	Change	Volume*	Change	Volume*	Change	Volume*	Change
2001	4,917.3	10.7%	144.0	-0.1%	123.9	-10.1%	5,185.2	9.7%
2002	5,487.5	11.6%	149.5	3.8%	158.7	28.1%	5,795.7	11.8%
2003	5,923.9	8.0%	152.6	2.1%	193.3	21.8%	6,269.8	8.2%
2004	6,411.3	8.2%	166.8	9.3%	228.6	18.3%	6,806.7	8.6%
2005	7,169.5	11.8%	185.0	10.9%	182.7	-20.1%	7,537.1	10.7%

* Millions of gallons

Source: Beverage Marketing Corporation

Non-sparkling water (still water) remains the largest segment of bottled water, with 11.8% and 8.2% growth in that area in 2005 and 2004, respectively.

The bottled still water business, which will represent our most significant product area, has been consistently growing at rates between 8.0% and 11.8% per annum since 2001 according to the Beverage Marketing Corporation. Still water now comprises over 95% of all of the bottled water gallonage sold in the United States.

Geographic Markets and Distribution Channels

Bottled water is sold through various channels, including:

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

Employees

As of December 31, 2006, we had one employee, Joel Sens, who serves as our president, chief executive officer, secretary and treasurer. During 2006, Mr. Sens received an annual salary of $180,000.

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

In December 2004, we entered into agreements to acquire two parcels of land located approximately 10 miles south of our Mt. Sidney property. The properties are located in the city of Staunton, Virginia. We closed the purchase on one parcel, which is a 33.52 acre site, on May 24, 2005. The purchase price for that parcel was $725,000, of which $225,000 was paid in cash. The remaining $500,000 of the purchase price was secured by a note on which we were obligated to pay interest at a rate of 8% per annum, payable semiannually, the first payment of interest of which was due and paid on November 20, 2005. During June 2006, we obtained a 9.375% $525,000 loan to refinance the aforementioned loan which is secured by the property. Under the terms of the new agreement, 35 regular installments of $4,592 each and one balloon payment equal to the remaining principal balance of the loan, accrued interest, and other applicable fees, costs and charges is due in June 2009. The 33.52 acre property is insured under a general liability policy in the amount of $1,000,000.

The second parcel is a 3.46 acre site that we agreed to purchase for a purchase price of $240,000. We paid a refundable $10,000 deposit on this 3.46 acre site in April 2005. We concluded the study period and closed the purchase of the second parcel of land on April 10, 2006.

Although no assurances can be given, both sites are expected to be re-zoned to commercial use from general agriculture use according to the master zoning plan of the city of Staunton, Virginia. In the future, we may lease these properties for commercial purposes.

In November of 2005, we executed a contract for the purchase of unimproved property in August County, Virginia. The contract provided for a 90-day study period and required us to make a refundable deposit of $50,000. During the course of the study period, we decided to terminate the contract. We received a refund of our deposit in April of 2006.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any material litigation or potential litigation affecting us or our assets or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of fiscal year 2006 to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to January 9, 2004, there was no public trading market for our securities. On January 9, 2004, our securities began trading on the OTC Bulletin Board (“OTCBB”) maintained by members of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol SWRI.OB. As of April 16, 2007, there were approximately 111 holders of record of our common stock.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal Year Ended December 31, 2006
	High($)*	Low($)*
Fourth Quarter	0.75	0.40
Third Quarter	1.00	0.60
Second Quarter	1.50	0.60
First Quarter	0.75	0.45

	Fiscal Year Ended December 31, 2005
	High($)*	Low($)*
Fourth Quarter	1.05	0.40
Third Quarter	0.85	0.70
Second Quarter	1.00	0.65
First Quarter	1.05	0.40

________________
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

We are positioning our water in an effort to compete in the luxury brand category of the water market. We expect to offer a non-sparkling brand and to begin selling bottled water under the “Seawright Springs” brand name in May of 2007. We will also continue to seek opportunities to sell our daily supply of water to other bottlers.

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

For the period from our inception through December 31, 2006, we have:

•	formed our company and established our initial structure;
•	sought and pursued investment opportunities;
•	reviewed and analyzed the potential market for natural spring water;
•	purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
•	entered into two agreements, both of which have closed, to purchase properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
•	purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
•	performed required testing of water quality at spring site;
•	began developing a new web site as part of our marketing strategy; and
•	made improvements to the spring site and water collection facilities.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We have made improvements to plant and equipment at the spring site, and we have spent approximately $250,000 to complete the renovation of our spring catchment, which protects the water spring from outside elements.

Number of Employees

As of December 31, 2006, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees may increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of December 31, 2006, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Years Ended December 31, 2006 and 2005

Revenues

During the years ended December 31, 2006 and 2005, $3,304 and $2,524 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

From our inception through December 31, 2006, we have incurred losses of $3,799,571. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $1,393,009 during the year ended December 31, 2006 as compared to $946,457 of expenses in during the year ended December 31, 2005. Expenses for the year ended December 31, 2006 are composed principally of salary, legal and accounting fees, financing expense on our funding instruments, and consulting fees.

During the years ended December 31, 2006 and 2005, we incurred a realized net loss of $1,570 and $54,592, respectively, from our trading of marketable securities.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital deficit of $1,386,875, an available cash balance of $2,986, a marketable securities balance of $17,993 and an accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of $452,418.

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

The purchase of one of the two Staunton, Virginia properties mentioned above was closed on May 24, 2005. The purchase price for that parcel was $725,000, of which $225,000 was paid in cash. The remaining $500,000 of the purchase price has been financed through a bank loan. We also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. We paid $90,000 of the remaining purchase price at settlement and have financed the remaining $140,000.

Our accounts payable and accrued liabilities of $452,418 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

In order to provide funding for operations and capital expenditures, on September 12, 2005, we entered into an investment agreement with Dutchess Private Equities Fund, L.P., or Dutchess, that provides us with an Equity Line of Credit. The investment agreement provides that, following notice to Dutchess, we may require Dutchess to purchase, or put, up to $5,000,000 in shares of our common stock during the 36-month period following the date on which a registration statement of our common stock is declared effective by the Securities and Exchange Commission. Pursuant to the investment agreement, Dutchess is required to pay a purchase price equal to 95% of the lowest closing best bid price of our common stock on the Over-the-Counter Bulletin Board, or the OTCBB, during the five trading days following that put notice. We may, at our election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that in no event will the amount Dutchess is required to purchase exceed $1,000,000 with respect to any single put. We are obligated to register for resale the shares of common stock issuable pursuant to the investment agreement pursuant to a registration rights agreement dated as of September 12, 2005, between Dutchess and us. However, We are under no obligation to draw down under the equity line of credit.

On November 20, 2006, a registration statement on Form SB-2 pertaining to the Company’s common stock was declared effective by the Securities and Exchange Commission. The registration statement related to the sale of shares of the Company’s common stock by our stockholders. The Securities and Exchange Commission limited the amount of shares of the Company’s common stock that the Company could register under the investment agreement to 1,000,000 shares of the Company’s common stock. Accordingly, although the investment agreement remains a viable agreement the Company can only require Dutchess to purchase up to 1,000,000 shares, thereby reducing the amount of money available to the Company.

During December 2006, the Company entered into a promissory note with a face amount of $780,000. Under the terms of the note, the Company received $650,000 less closing costs of $50,075 creating a calculated effective interest rate of 35%. As a further incentive, we agreed to issue 250,000 shares of our common stock to Duchess. The fair value of the shares, $127,500, has been accounted for as deferred financing costs to be amortized over the life of the note. An incentive stock liability was recorded to account for our obligation at year end 2006.  As detailed in the agreement, the Company shall make payments to the holder in the amount of the greater of (a) 100% of each Put (as defined in the investment agreement) given to the investor from the Company or (b) made in 12 monthly increments of $65,000. The agreement is collateralized by signed put notices under the investment agreement, as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens, the President and Chief Executive Officer of the Company has pledged certain personal property.

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

We intend to generate these funds from our equity line of credit. We believe that proceeds from the equity line of credit will allow us to cover our capital and operating expenses over the next year.

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

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2006, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS No. 123(R).

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

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. There were no employee options granted during 2006 or 2005, and all employee options granted prior to 2005 had fully vested by January 1, 2005.

Stock-based compensation expense related to 75,000 stock options issued to consultants for services rendered as recognized under SFAS No. 123(R) totaled $38,490 for the year ended December 31, 2006. As of December 31, 2006, all stock options outstanding issued to consultants were fully vested.

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

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is assessing the impact, if any, that the adoption may have on its financial statements.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that “Company Owned Life Insurance” policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard, and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The Company is assessing the impact, if any, that adoption may have on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of FSP 00-19-2 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Limited operating history; anticipated losses; uncertainly of future results

We have only a limited operating history upon which to be evaluated. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. We will be incurring costs to develop, introduce and enhance our spring water operations and products, to develop and market an interactive website, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not followed by commensurate revenue, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from sales of our products. We expect negative cash flow from operations to continue for at least the next 12 months, and we must raise additional capital to meet our expected expenses. We intend to raise this capital primarily through the equity line of credit as described above, but it is possible that the proceeds from the equity line of credit will be insufficient to cover our future expenses.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2006, and for the year ended December 31, 2005 are presented in a separate section commencing on page F-1.

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

On April 16, 2007, in filing our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Original 10-KSB”) and a Current Report on Form 8-K (the “Original 8-K”), we announced that we had concluded that our previously issued financial statements for the years ended December 31, 2005 and 2004 should no longer be relied upon, and restated those financial statements. On June 12, 2006, due to certain errors in the financial statements in the Original 10-KSB, we announced, in an amendment to the Form 8-K (the Original 8-K, as so amended, the "Amended 8-K"), that the financial statements included in the Original 10-KSB should no longer be relied upon. Those financial statements have been restated as of the date hereof in the amendment to the previously-filed Form 10-KSB (the Original 10-KSB, as so amended, the “Amended 10-KSB”). In addition, in the Amended 8-K, we acknowledged that there were errors in our financial statements related to our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, but determined that these errors did not affect those financial statements in such a material way as to require amending those quarterly reports.

The restatements changed, and the other error corrections will change, the accounting treatment afforded to our August 2004 private placement, the termination agreement (sometimes referred to as the put agreement) entered into with a shareholder in October 2004, our overpayment of amounts owed to a shareholder, and our proceeds from the sale of trading securities, and are further described in Note Q to our Consolidated Financial Statements for the years ended December 31, 2005 and 2004, as contained in the Amended 10-KSB, as well the Amended 8-K.

Our chief executive officer and treasurer (our principal financial officer) has evaluated, as of December 31, 2006, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Based on that evaluation, and as a result of the weaknesses that resulted in the restatements and other expected changes described above, our chief executive officer and treasurer has determined that our disclosure controls and procedures were not effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations. Notwithstanding those weaknesses, we believe that our Consolidated Financial Statements for the years ended December 31, 2006 and 2005, as contained in the 10-KSB, fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented therein.

During the year ended December 31, 2006, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows.

Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Our chief executive officer and treasurer also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2006, the Company identified the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below.

The Company became aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged a professional services firm with extensive CFO-level management and SEC reporting experience in public companies. The Company feels this addition to the Company’s Finance and Accounting team will improve the quality of future period financial reporting. Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklists will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and were implemented in the 2nd quarter 2006 close process and utilized in the preparation of the 2nd quarter 2006 Form 10-QSB and subsequent period ends.

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

As of February 28, 2007, Ronald Attkisson resigned as a director of the Company.

Committees of the Board of Directors.

We do not presently have any active committees.

Compensation of Directors

Beginning with the first quarter of 2006, each director will be compensated at a annual rate of $7,500, paid quarterly, and are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

Joel Sens, President, Chief Executive Officer, Treasurer and Secretary /Director

Mr. Joel Sens, age 42, is the current president, chief executive officer, treasurer and secretary and has served in those positions since 2004. Mr. Sens has also been a director of the Company since our inception. Mr. Sens is an entrepreneur who was a founder of Next Generation Media Corp., a publicly held media holding company, in March 1997. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

Jeffrey Sens, Director

Mr. Jeffrey Sens, age 42, previously served as a director from 1999 to 2004 and became a director again in January 2005. He currently holds a senior operations position in the FedEx Ground Division of FedEx Corp, which he has held since 2001. From 1997 to 2001, Jeffrey Sens was vice president of Operations for Top Driver Inc., a national driver training products and services company that partners with Ford Motor Company. Prior to working at Top Driver Inc., Jeffrey Sens held a variety of senior operations management positions with prominent consumer product companies such as Sara Lee Corp. (1995-1997) and President International Corp. (1992-1995). Jeffrey Sens has a Bachelor of Science in Industrial Engineering from the University of Toledo and an MBA from Clemson University. Jeffrey Sens is the brother of Joel Sens.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2006 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2006, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

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

ITEM 10. EXECUTIVE COMPENSATION.

Joel Sens received compensation totaling $420,000 in respect of his services during the last three full fiscal years. Joel Sens received total compensation of $90,000 in respect of services performed by him from 2002 to 2004 and received $150,000 and $180,000 in respect of services performed by him in 2005 and 2006, respectively. There have been no other awards or stock based compensation in the last three fiscal years.

Although no formal employment agreement has been entered into with Joel Sens, he currently receives an annual salary of $180,000 per year.

The table set forth below summarizes the annual and long-term compensation paid by us during the years ended December 31, 2006, 2005 and 2004 to or for the account of Joel Sens, our chief executive officer, president, treasurer and secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)
Joel Sens, CEO	2006	180,000	0	0	0	0	0	0
	2005	150,000	0	0	0	0	0	0
	2004	90,000	0	0	0	0	0	0
________________

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable / Unexercisable
Joel Sens, CEO	0	0	1,500,000/0	$0(1)/0
________
(1) This amount is calculated by valuing the Company’s shares at $0.48/share, based on the average of the bid and ask prices at December 31, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 16, 2007 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (ii) all directors and executive officers of the Company individually and as a group:

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class (2)

Common Stock	Joel Sens	4,958,434 (3)	37.01%
	600 Cameron Street Alexandria VA 22314

Common Stock	Jeffrey Sens	2,100	0.02%
	1210 Springtree Lane Westerville, Ohio 43801

Common Stock	All executive officers	4,960,534	37.03%
	and directors as a group (2 persons)

* less than 1%

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned and the stockholder’s percentage ownership is based on issued common stock, as well as stock options and warrants that are currently exercisable.

(3) Included within this amount are stock options granted to Joel Sens, as part of his October 2000 subscription agreement. These stock options are exercisable for 1,500,000 shares of our common stock as described under “Executive Compensation” above. Also included within this amount is 71,000 shares owned by Stafford Street Capital LLC, an entity wholly owned by Joel Sens.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

(i)	All compensation plans (including individual compensation arrangements) previously approved by our stockholders; and

(ii)	All compensation plans (including individual compensation arrangements) not previously approved by our stockholders.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	1,500,000	1.35	0
Total	1,500,000	1.35	0

Under the October 2000 subscription agreement, we granted Mr. Sens stock options exercisable for 1,500,000 shares of our common stock as described under “Executive Compensation” above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions.

Our President and principal shareholder Joel Sens had advanced funds to the Company for working capital purposes. We had paid in full the amount due to Joel Sens during the years ended December 31, 2004. Additionally, the total payment we remitted exceeded the total balance due to Joel Sens in the amount of $42,951, $50,500 and $144,006 during the years ended December 31, 2006, 2005 and 2004, respectively. We have accounted for the excess payments to Joel Sens as a nonreciprocal transfer to a shareholder for 2006, 2005 and 2004 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During 2005, Joel Sens contributed capital of $140,000 to us in direct response to the excess payment. We have accounted for the net contribution of $89,500 as an addition to paid-in capital.

During 2006, Joel Sens contributed capital of $54,505 to us in direct response to the excess payment. We have accounted for the contribution as an addition to paid-in capital.

One of our directors, Ronald L. Attkisson, is also the principal stockholder of Jones, Byrd and Attkisson, which, from August 2004 until February 2005, acted as placement agent for our private placement. In connection with its role as placement agent, Jones, Byrd and Attkisson received a fee of $299,700 and was issued 594,000 warrants exercisable for 594,000 shares of our common stock at $0.85 per share. Jones, Byrd and Attkisson is also acting as placement agent under the investment agreement with regard to the equity line of credit. Under our placement agent agreement for the equity line of credit, we agreed to pay Jones, Byrd and Attkisson 1% of the gross proceeds from each put exercised under the investment agreement.

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

10.4	Form of Consultant Agreement dated January 8, 2001 between Pre-Settlement Funding Corporation and Chukwuemeka A. Njoku.(14)

10.5	Letter Agreement for consulting services dated August 31, 2000 between Pre-Settlement Funding Corporation and Graham Design, LLC.(15)

10.6	Letter Agreement for consulting services dated June 13, 2000, between Pre-Settlement Funding Corporation and Baker Technology, LLC.(16)

10.7	Purchase and Sale Agreement by and between Baker Seawright Corporation, Seller and Stafford Street Capital, LLC.(1)

10.8	Amendment to Purchase and Sale Agreement.(1)

10.9	Assignment of Contract pursuant to Purchase and Sale Agreement.(1)

10.10	Confidential Private Placement Memorandum of Seawright Holdings, Inc. dated August 20, 2004.(17)

10.11	David Levy Termination Agreement dated October 1, 2004.(18)

10.12	Contract for Purchase of Unimproved Property dated as of November 23, 2004, by and between A.B.C. Farms, LLC and Seawright Holdings, Inc.(19)

10.13	Contract for Purchase of Unimproved Property dated as of February 24, 2005, by and between Robert J. Daly et al and Seawright Holdings, Inc.(20)

10.14	Note dated May 20, 2005, by Seawright Holdings, Inc. to A.B.C. Farms, LLC.(21)

10.15	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, L.L.C.(22)

10.16	Investment Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Dutchess Private Equities Fund, L.P.(23)

10.17	Registration Rights Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Dutchess Private Equities Fund, L.P.(23)

10.18	Placement Agent Agreement dated as of September 12, 2005, by and between Seawright Holdings, Inc. and Jones, Byrd and Attkisson, Inc.(23)

10.19	Consulting Agreement dated as of May 1, 2006, by and between Seawright Holdings, Inc. and National Financial Communications Corp.(25)

10.19.1	Amendment to Consulting Agreement dated as of September 6, 2006, by and between Seawright Holdings, Inc. and National Financial Communications Corp. (26)

10.20	Deed of Trust Note dated June 8, 2006, by and between Seawright Holdings, Inc. and Charter House, LLC. (27)

10.21	Business Loan Agreement (including the related Promissory Note and Commercial Guaranty) dated June 29, 2006, by and between Seawright Holdings, Inc. and Fidelity & Trust Bank. (28)

10.22	Modification Agreement to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Holdings, Inc., Palma Collins as Trustee and Charter House, LLC. (29)

10.23	Engagement letter, by and between Sequence Investment Partners, LLC, and Seawright Holdings, Inc. (30)

10.24	Promissory Note, by and between Dutchess Private Equities, Fund, L.P. and Seawright Holdings, Inc. (31)

21	Subsidiaries of the Registrant.(24)

32#
Certification of Chief Executive Officer and Treasuer (principal executive officer and principal financial officer), pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

____________________________

# Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.
(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.
(3)	Incorporated by reference from exhibit 4(i) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(4)	Incorporated by reference from exhibit 4(ii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(5)	Incorporated by reference from exhibit 4(iii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(6)	Incorporated by reference from exhibit 4(iv) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(7)	Incorporated by reference from exhibit 4(v) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(8)	Incorporated by reference from exhibit 4(vi) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(9)	Incorporated by reference from exhibit 4(vii) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(10)	Incorporated by reference from exhibit 9 of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(11)	Incorporated by reference from exhibit 10(i) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(12)	Incorporated by reference from exhibit 10(iii) of Registration Statement on Form SB-2 as filed with the SEC on March 9, 2001.
(13)	Incorporated by reference from exhibit 10(iv) of Amendment No. 5 to the Registration Statement on Form SB-2 as filed with the SEC on January 16, 2002.
(14)	Incorporated by reference from exhibit 10(v) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(15)	Incorporated by reference from exhibit 10(vi) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(16)	Incorporated by reference from exhibit 10(vii) of Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the SEC on July 6, 2001.
(17)	Incorporated by reference from exhibit 10 of Form 10-QSB as filed with the SEC on November 21, 2005.
(18)	Incorporated by reference from Form S-8 POS as filed with the SEC on February 7, 2005.
(19)	Incorporated by reference from exhibit 10(i) of Form 10-QSB as filed with the SEC on May 23, 2005.
(20)	Incorporated by reference from exhibit 10(ii) of Form 10-QSB as filed with the SEC on May 23, 2005.
(21)	Incorporated by reference from Form 8-K as filed with the SEC on June 2, 2005.
(22)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.
(23)	Incorporated by reference from Form 8-K as filed with the SEC on September 16, 2005.
(24)	Incorporated by reference from exhibit 21 of Form 10-KSB as filed with the SEC on April 15, 2005.
(25)	Incorporated by reference from Form 8-K as filed with the SEC on June 2, 2006.
(26)	Incorporated by reference from Form 8-K as filed with the SEC on September 11, 2006.
(27)	Incorporated by reference from Form 8-K as filed with the SEC on June 15, 2006.
(28)	Incorporated by reference from Form 8-K as filed with the SEC on July 6, 2006.
(29)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.
(30)	Incorporated by reference from Form 8-K as filed with the SEC on December 11, 2006.
(31)	Incorporated by reference from Form 8-K as filed with the SEC on December 11, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005

1. Audit Fees	$68,750	$50,350

2. Audit Related Fees	--	--

3. Tax Fees	--	--

4. All Other Fees	--	--

Total Fees	$68,750	$50,350

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

Date: April 17, 2007

Seawright Holdings, Inc.
a Delaware Corporation

By:      /s/ Joel Sens
Joel Sens
Title:   Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007

By:      /s/ Joel Sens
Joel Sens
Title:   Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

Date: April 17, 2007

By:     /s/ Jeffrey Sens
   Jeffrey Sens
Title:  Director

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
DECEMBER 31, 2006 AND 2005

SEAWRIGHT HOLDINGS, INC.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4-5

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and for the Period From Inception (October 14, 1999) Through December 31, 2006	F-6-7

Consolidated Statements of (Deficiency in) Stockholders' Equity for the Period From Inception (October 14, 1999) Through December 31, 2006	F-8-11
F-12-15
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and for the Period From Inception (October 14, 1999) Through December 31, 2006

Notes to the Consolidated Financial Statements	F-16-34

RUSSELL BEDFORD STEFANOU MIRCHANDANI , LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Seawright Holdings, Inc.
Alexandria, VA

We have audited the accompanying consolidated balance sheets of Seawright Holdings Inc. and subsidiary, a development stage company, (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, (deficiency in) stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and for the period from October 14, 1999 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seawright Holdings Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, and for the period October 14, 1999 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                                                                 Russell Bedford Stefanou Mirchandani LLP
                                                                                 Certified Public Accountants

McLean, Virginia
April 14, 2007

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$130,857
Marketable securities (Note B)	17,993	138,910
Deferred financing costs - net (Note D)	325,136	140,289
Deposits	65,300	125,300

Total current assets	411,415	535,356

Property and equipment - net (Note C)	2,110,037	1,775,669

Deferred financing costs - net - less current portion (Note D)	226,671	366,958

Intangible asset (Note D)	27,343	35,156

Total assets	$2,775,466	$2,713,139

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2006 AND 2005

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
	2006	2005
Current liabilities:
Bank overdraft	$7,227	$-
Incentive stock liability (Note E)	127,500	-
Accounts payable and accrued expenses	452,418	120,445
Note payable, current portion (Note E)	1,179,950	500,000

Total current liabilities	1,767,095	620,445

Long-term liabilities
Note payable - long-term portion (Note E)	518,022	-
Convertible notes payable, net of debt discount (Note F)	1,190,024	1,077,944
Other long-term liabilities (Note D)	34,200	30,683

Total liabilities	3,509,341	1,729,072

Commitment and contingencies (Note M)

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share;
100,000 shares authorized.	-	-
Series A convertible preferred stock, par value
$0.001 per share; 60,000 authorized. (Note G)	-	-
Common stock, par value $.001 per share;
19,900,000 shares authorized; 8,935,474 and
8,875,476 shares issued and outstanding at
December 31, 2006 and 2005, respectively. (Note G)	8,936	8,876
Additional paid-in-capital	3,081,760	3,014,376
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(3,799,571)	(2,014,185)

Total (deficiency in) stockholders' equity	(733,875)	984,067

Total liabilities and (deficiency in) stockholders' equity	$2,775,466	$2,713,139

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from October 14, 1999 (date of inception) through December 31,
	2006	2005	2006

Sales, net	$3,304	$2,524	$5,828

Costs and expenses:
Selling, general and administrative	1,380,949	885,327	3,873,792
(Gain) loss on trading securities	1,570	54,592	(37,356)
Depreciation and amortization	10,490	6,538	17,445

	1,393,009	946,457	3,853,881

Operating loss	(1,389,705)	(943,933)	(3,848,053)

Other income (expense):
Other income	21	1,000	61,969
Gain (loss) on fair value adjustment for put agreement	-	68,752	-
Gain on extinguishment of debt	-	60,000	807,103
Interest expense, net	(395,702)	(301,867)	(837,491))

Total other income (expense)	(395,681)	(172,115)	31,581

Loss from continuing operations before income taxes and discontinued operations	(1,785,386)	(1,116,048)	(3,816,472)

Provision for income tax	-	-	-

Loss from continuing operations before
discontinued operations	(1,785,386)	(1,116,048)	(3,816,472)

Income from discontinued operations	-	-	16,901

Net loss	(1,785,386)	(1,116,048)	(3,799,571)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(1,785,386)	$(1,116,048)	$(3,824,571)

Losses per common share
Continuing operations
Basic	$(0.20)	$(0.13)
Assuming dilution	$(0.20)	$(0.13)

Weighted average common shares outstanding	9,005,009	8,874,462

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) SHAREHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2006

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
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2006

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN)
SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Expiration of put agreement					90,000				90,000

Net loss	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005	-	$-	8,875,476	$8,876	$3,014,376	$-	$(25,000)	$(2,014,185)	$984,067

Common stock issued on May 1, 2006 in exchange for cash at $0.45 per share	-	-	199,998	200	89,800	-	-	-	90,000

Contributed capital	-	-	-	-	54,505	-	-	-	54,505

Stock options issued to consultants in exchange for services rendered	-	-	-	-	38,490	-	-	-	38,490

Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	-	-	20,000	20	8,980	-	-	-	9,000

Return of contributed capital to shareholder	-	-	-	-	(42,951)	-	-	-	(42,951)

Reacquisition and cancellation of shares	-	-	(160,000)	(160)	(81,440)	-	-	-	(81,600)

Net loss	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)

Balance at December 31, 2006	-	$-	8,935,474	$8,936	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,		For the period from October 14, 1999 (date of inception) through December 31,
	2006	2005	2006
Net loss	$(1,785,386)	$(1,116,048)	$(3,799,571)
Income from discontinued operations	-	-	(16,901)

	(1,785,386)	(1,116,048)	(3,816,472)

Adjustments to reconcile to net cash from operating activities:
Depreciation and amortization	10,489	6,538	17,444
Amortization of debt discount	120,819	112,083	260,677
Amortization of deferred financing costs	165,662	141,788	359,860
Interest expense financed through issuance of note payable	40,000	-	40,000
Accretion of interest on tradename liability	3,517	1,621	5,138
Extinguishment of debt	-	(60,000)	(807,103)
Fair valuation adjustment - termination agreement	-	(68,752)
Financing expense attributed to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders	-	-	5,020
Common stock issued in exchange for
services rendered	-	-	45,000
Stock options issued in exchange for services rendered	38,490	-	43,766
Write-off of claimed receivable - discontinued operations	-	-	6,000
Change in:
Marketable securities - trading	120,917	1,417,495	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	(32,647)	-	(32,647)
Deposits	60,000	(59,600)	(65,300)
Purchase of intangible	-	(10,000)	(10,000)
Bank overdraft	7,227	-	7,227
Accrued expenses	331,973	45,172	1,199,521

Net cash provided by (used in) continuing
operating activities	(918,939)	410,297	(2,764,362)

Net cash provided by discontinued operating activities	-	-	16,901

Net cash from operating activities	(918,939)	410,297	(2,747,461)

The accompanying notes are an integral part of these consolidated financial statements.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,			For the period from October 14, 1999 (date of inception) through December 31,
	2006		2005	2006
Cash flows from investing activities
Capital expenditures		(337,045)	(264,346)	(915,763)

Net cash from investing activities		(337,045)	(264,346)	(915,763)

Cash flows from financing activities
Proceeds from issuance of common stock and
stock subscription - net of costs and fees		99,000	25,188	1,665,165
Nonreciprocal (transfer to) receipt from shareholder		11,554	89,487	(42,965)
Proceeds from issuance of notes payable, net of repayments		1,099,159	-	1,238,159
Proceeds from issuance of convertible notes - net		-	16,792	1,082,586
Proceeds from issuance of warrants attached to convertible notes - net		-	3,020	169,865
Repayments of notes payable		-	(340,000)	(640,000)
Reacquisition of shares		(81,600)	-	(81,600)
Proceeds from issuance of preferred stock - net		-	-	275,000

Net cash from financing activities		1, 128,113	(205,513)	3,666,210

Net increase (decrease) in cash and cash equivalents		$(127,871)	$(59,562)	$2,986

Cash and cash equivalents - beginning of period		130,857	190,419	-

Cash and cash equivalents - end of period		$2,986	$130,857	$2,986

Supplemental Disclosures of Cash Flow Information
Cash paid for interest		$346,042	$191,130	$586,659
Cash paid for income taxes		$-	$-	$-
Capitalized financing costs in connection with issuance of note payable		$50,075	$-	$50,075
Capitalized financing costs in connection with incentive stock liability		$127,500
Notes payable issued in connection with capital expenditures	$		$500,000	$1,200,000
Warrants issued in exchange for financing costs		$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements.

 Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7) and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $3,799,571.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s consolidated financial statements for the year ended December 31, 2006, reflect the impact, if any, of SFAS No. 123(R).

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

The following table illustrates the pro forma net income and earnings per share for the year ended December 31, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

For the year ended December 31, 2005

Net loss - as reported	$(1,116,048)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss - Pro Forma	(1,116,048)
Net loss attributable to common stockholders - Pro forma	$(1,116,048)
Basic (and assuming dilution) loss per share - as reported	$(0.13)
Basic (and assuming dilution) loss per share - Pro forma	$(0.13)

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. There were no employee options granted during 2006 or 2005, and all employee options granted prior to 2005 had fully vested by January 1, 2005.

Stock-based compensation expense related to 75,000 stock options issued to consultants for services rendered as recognized under SFAS No. 123(R) totaled $38,490 for the year ended December 31, 2006 (Note I). As of December 31, 2006, all stock options outstanding issued to consultants were fully vested.

EARNING (LOSS) PER SHARE

Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debentures and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

LIQUIDITY

The Company is in the development stage and its efforts have been principally devoted to developing the spring water bottling and distribution business. To date, the Company has generated minimal revenues, has incurred expenses and has sustained losses. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses of $3,799,571 for the period from inception through December 31, 2006. The Company's current liabilities exceeded its current assets by $1,355,680 as of December 31, 2006. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

NEW ACCOUNTING PRONOUNCEMENTS

Currently Effective

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), which is a revision of Statement 123 “Accounting for Stock-Based Compensation.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted, but the Company did not adopt the recognition provisions of this standard until January 1, 2006. The disclosure provisions were adopted in previous years. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s financial condition or results of operations.

Currently Effective in Future Years

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is assessing the impact, if any, that the adoption may have on its financial statements.

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

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that “Company Owned Life Insurance” policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard, and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The Company is assessing the impact, if any, that adoption may have on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of FSP 00-19-2 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - MARKETABLE SECURITIES

During the year ended December 31, 2006 and 2005, the Company classified all of its marketable securities as trading as the securities were bought and held principally for the purpose of selling them in the near term. The Company actively and frequently trades securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At December 31, 2006 and 2005, the Company's trading securities were carried at fair values of $17,993 and $138,910, respectively. The Company included a realized net loss of $1,570, a net loss of $54,592, and a net gain of $37,356 on trading securities during the years ended December 31, 2006 and 2005, and for the period from October 14, 1999 (date of inception) through December 31, 2006, respectively.

NOTE C - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 of the remaining purchase price at settlement and has financed the remaining $140,000.

Major classes of property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Land	$1,965,000	$1,725,000
Equipment	32,167	29,438
Building improvements	118,595	24,280

	2,115,762	1,778,718
Less - accumulated depreciation	(5,725)	(3,049)

	$2,110,037	$1,775,669

Depreciation expense was $2,676 and $2,632 for the years ended December 31, 2006 and 2005, respectively. The building improvements have not been placed in service as of December 31, 2006. Accordingly, depreciation has not been recorded on this asset group.

NOTE D - INTANGIBLES

INTANGIBLE ASSET

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $34,200 at December 31, 2006 and is included in other long-term liabilities. The intangibles have been recorded at the carrying amount of $27,343 net of the discount amortized and charged to interest expense in relation to these intangibles through December 31, 2006 of $11,719. The intangible assets acquired will be amortized over a period of 5 years.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

 Estimated amortization expense is as follows for years ending December 31:

2007	$7,812
2008	7,812
2009	7,812
2010	3,907
2011	-
Thereafter	-

Total	$27,343

DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2006	2005
Deferred financing costs	$911,667	$701,445
Less - accumulated amortization	(359,860)	(194,198)
	551,807	507,247
Less - current portion	(293,941)	(140,289)

Deferred financing costs - long-term	$257,866	$366,958

Amortization expense on deferred financing costs was $165,662 and $141,788 as of December 31, 2006 and 2005, respectively.

NOTE E - NOTES PAYABLE

Notes payable at December 31 consisted of the following:

	2006	2005
Note payable, 8% interest, principal and outstanding interest due and payable in May 2006, collateralized by land.	$-	$500,000
9.375 % note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	524,236	-
15% note payable, monthly interest payments, principal due June 2007, collateralized by land.	515,000	-
35% note payable, monthly principal and interest payments of $65,000, maturing in December 2007, collateralized by signed put notices.	658,736	-

	1,697,972	500,000

Less - current portion	(1,179,950)	(500,000)

Notes payable - long-term	$518,022	$-

Aggregate maturities of long-term debt as of December 31, 206 are as follows:

Fiscal Year

2007	$1,179,950
2008	55,098
2009	462,924
2010	-
2011 and after	-

$1,697,972

During June 2006, the Company obtained a $525,000 loan, which is secured by the Mt. Sidney property. The Company’s President absolutely and unconditionally guaranteed the loan on behalf of the Company. By the terms of this second loan, the Company promised to pay to the lender the principal amount of $525,000 together with interest at a rate of 9.375% per annum on the unpaid principal balance of the loan. The loan requires 35 regular installments of $4,592 each and one balloon payment equal to the remaining principal balance of the loan, accrued interest, and other applicable fees, costs and charges, due in June 2009. This loan was obtained to pay off a promissory note issued in May 2005 in the amount of $500,000 and a portion of the accrued interest in the amount of $25,000 in connection with the promissory note. The remaining accrued interest in connection with this promissory note and related fees and penalties were also paid off in cash during the year ended December 31, 2006.

During 2006, the Company obtained two interest-only mortgage loans totaling $515,000 in regard to its Mt. Sidney property. The loans bear interest at a fixed rate of 15.00% per annum, require monthly installments of interest throughout their terms with a balloon payment, equal to the principal balance of the loans, due in June 2007.

During December 2006, the Company entered into a promissory note with a face amount of $780,000. Under the terms of the note, the Company received $650,000 less closing costs of $50,075 creating a calculated effective interest rate of 35%. As a further incentive, the Company agreed to issue 250,000 shares of its common stock to the holder of the promissory note. The fair value of the shares, $127,500, has been accounted for as deferred financing costs to be amortized over the life of the note. An incentive stock liability was recorded to account for the Company’s obligation at year end 2006. As detailed in the agreement, the Company shall make payments to the holder in the amount of the greater of (a) 100% of each Put (as defined in the investment agreement detailed in Note N) given to the investor from the Company or (b) made in 12 monthly increments of $65,000. The agreement is collateralized by signed put notices as well as the personal property of the President and Chief Executive Officer of the Company. The Company is required to abide by certain covenants as detailed in the promissory note. As the promissory note is neither a mandatorily redeemable financial instrument or a forward contract, the obligation was recorded as a liability and measured in accordance with FASB 150 at its fair value.

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

As of December 31, 2005, the Company had received proceeds of $2,665,116, net of placement costs and fees of $331,884, for 999 units subscribed. Pursuant to the terms of the Private Placement Memorandum, the Company issued to the investors Convertible Notes in an aggregate of $1,498,500. The Company is obligated to issue 2,497,500 shares of its common stock, valued at $1,563,376, to the investors in connection with the private placement. The Company also issued to investors an aggregate of 999 warrants to purchase 299,700 shares of common stock as of December 31, 2005.

A summary of convertible promissory notes payable at December 31 are as follows:

	2006	2005
Convertible notes payable (Convertible Notes), 11% per
annum, maturity of September 2009, note holder has
the option to convert unpaid note principal and interest
to the Company's common stock at $0.85 per share	$1,498,500	$1,498,500
Debt discount - note, net of accumulated amortization
of and $125,970 and $69,929 at December 31, 2006 and
2005, respectively.	(154,238)	(210,278)
Debt discount - beneficial conversion feature - note, net
of accumulated amortization of $125,970 and $69,929
at December 31, 2006 and 2005, respectively.	(154,238)	(210,278)

	1,190,024	1,077,944

Less - current portion	-	-

Total	$1,190,024	$1,077,944

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of December 31, 2005, the Company recognized a discount to the notes in the amount of $280,207. The note discount is being amortized over the maturity period of the notes, being five years. As of December 31, 2005, the Company had recognized a total of $280,207 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being five years, as interest expense.

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

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $112,083 for the years ended December 31, 2006 and 2005.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $31,197 for the years ended December 31, 2006 and 2005, in relation to the deferred financing costs.

NOTE G - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of December 31, 2006 and 2005, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2006 and 2005, there were 8,935,474 and 8,875,476 shares of common stock issued and outstanding, respectively.

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

During the year ended 2006, the Company issued an aggregate of 219,998 shares of common stock in exchange for $99,000 of proceeds, net of costs and fees.

In December 2006, the Company repurchased 160,000 shares of common stock from a former employee for $1.25 per share. In accordance with FASB Technical Bulletin 85-6, the amount paid per share was considered to be significantly in excess of the current market price of $0.51 per share thereby creating a presumption that the purchase price is not attributable to the stock value alone. As such, the excess amount of $0.74 per share is deemed to be attributable to a severance payment and $118,400 was charged to compensation expense in 2006. The shares were retired by the Company immediately after repurchase.

NOTE H - TERMINATION AGREEMENT

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

In October 2005, the termination agreement and puts expired without being exercised. At the time of expiration, the fair value of the accrued liability attributable to the puts was $87,984. Accordingly, equity has been increased by the original value of the shares, being $90,000, with the remaining value of $2,016 being charged to other expense.

NOTE I - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company’s Chief Executive Officer. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Numbers Exercisable	Average Exercise Price

$ 0.50 - 2.00	1,575,000	3.84	$1.33	1,575,000	$1.33

 Transactions involving options issued to employees and consultants during 2006 and 2005 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2004	1,500,000	1.35

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2005	1,500,000	$1.35

Granted	75,000	0.85
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2006	1,575,000	$1.33

The estimated value of the compensatory options granted to a consultant in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 111%. The Company charged $38,490 to operations in connection with these options during the year ended December 31, 2006.

WARRANTS

In connection with the Company’s Private Placement (Note F) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Numbers Exercisable	Average Exercise Price

$ 0.85	594,999	2.69	$0.85	594,999	$0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of common shares issuable upon exercise of warrants	Weighted Average Price Per Share
Outstanding at December 31, 2004	889,200	0.85

Granted	4,500	0.85
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2005	893,700	$0.85

Granted
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2006	893,700	$0.85

The estimated value of the compensatory warrants granted to the Company's placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.38%, a dividend yield of 0% and volatility of 291%. The Company capitalized financing costs of $545,460 and the financing costs were amortized over the contractual terms (five years) of the convertible debenture. During the year ended December 31, 2006 and 2005, the Company amortized financing costs and charged $109,092 and $110,591, respectively, to operations.

NOTE J - RELATED PARTY TRANSACTIONS

The Company’s President had advanced funds to the Company for working capital purposes. The Company had paid in full the amount due to the Company’s President during the years ended December 31, 2004. Additionally, the total payment the Company remitted exceeded the total balance due to the Company’s President in the amount of $42,951, $50,500 and $144,006 during the years ended December 31, 2006, 2005 and 2004, respectively. The Company has accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder for 2006, 2005 and 2004 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

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

The Company’s director, Ronald L. Attkisson, is also the principal stockholder of Jones, Byrd and Attkisson, which, from August 2004 until February 2005, acted as placement agent for the Company’s private placement. In connection with its role as placement agent, Jones, Byrd and Attkisson received a fee of $299,700 and was issued 594,000 warrants exercisable for 594,000 shares of our common stock at $0.85 per share (Note F and Note I). Jones, Byrd and Attkisson is also acting as placement agent under the investment agreement with regard to the equity line of credit. Under our placement agent agreement for the equity line of credit (Note N), we agreed to pay Jones, Byrd and Attkisson 1% of the gross proceeds from each put exercised under the investment agreement. Subsequent to the date of financial statements, Ronald Attkisson resigned as a director of the Company.

NOTE K - EARNINGS PER SHARE

	2006
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss available to common shareholders	$(1,785,386)

Basic and fully diluted loss per share	$(1,785,386)	9,005,009	$(0.20)

	2005

Loss available to common shareholders	$(1,116,048)

Basic and fully diluted loss per share	$(1,116,048)	8,874,462	$(0.13)

Options to purchase 1,575,000 shares of common stock at $1.33 per share outstanding during 2006 and as well as options to purchase 1,500,000 shares of common stock at $1.35 per share outstanding during 2005 were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share. The options to purchase 1,575,000 shares of common stock were still outstanding at the end of year 2006.

Warrants to purchase 893,700 shares of common stock at $0.85 per share were outstanding at December 31, 2006 and 2005, and were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share.

Convertible notes with the option to purchase 1,762,942 shares of common stock at $0.85 per share were outstanding at December 31, 2006 and 2005, and were not included in the computation of diluted earnings per share due to their anti-dilutive effect on earnings per share.

NOTE L - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,280,000, and expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax assets related to the net operating loss carryforwards are approximately $1,100,000 and $673,500 for the years ended December 31, 2006 and 2005, respectively.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit for 2006 and 2005 since, in the opinion of management based upon the earning history of the Company, it is unlikely the benefits will be realized.

NOTE M - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2006 and 2005 was $2,253 and $2,308, respectively, and was charged to operations in the period incurred.

CONSULTING AGREEMENTS

The Company has consulting agreements with outside contractors to provide web development, business development, and investment banking services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice. Compensation under each agreement varies in accordance with the terms of each engagement.

LITIGATION

As of December 31, 2006, the Company is not a party to ant legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE N - LINE OF CREDIT

On September 12, 2005, the Company entered into an investment agreement (Agreement) with Dutchess Private Equities Fund, LP (Dutchess) to provide the Company with an Equity Line of Credit. Pursuant to the Agreement, Dutchess has agreed to provide the Company with up to $5,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the Securities and Exchange Commission. During this 36 month period, the Company may request a draw down under the Equity Line of Credit by which the Company would sell shares of its common stock to Dutchess, which is obligated to purchase the shares under the Agreement. The Company may, at its election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of the Company’s common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that the Company may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of the Company’s common stock during the pricing period. The Company is under no obligation to draw down under the Equity Line of Credit. In November 2006, a registration statement pertaining to the Company’s common stock was declared effective by the Securities and Exchange Commission.

NOTE O - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $3,799,571. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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