Form 10QSB
period 2007-03-31
SEAWRIGHT HOLDINGS INC
filed 2007-05-21
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2007
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 333-56848

SEAWRIGHT HOLDINGS, INC
(Exact name of Company as specified in its charter)

Delaware	54-1965220
(State or jurisdiction of incorporation organization)	(I.R.S. Employer or Identification No.)

600 Cameron Street, Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

Company's telephone number: (703) 340-1629

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 10,402,432 shares of its common stock outstanding as of May 21, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

Index to Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2007	4

Condensed Consolidated Statement of Operations For The Three Months Ended March 31, 2007 and 2006 And For The Period From October 14, 1999 (Date Of Inception) Through March 31, 2007	5

Condensed Consolidated Statements Of (Deficiency In) Stockholders’ Equity For The Period From October 14, 1999 (Date Of Inception) Through March 31, 2007	6

Condensed Consolidated Statements of Cash Flows For Three Months Ended March 31, 2007 and 2006 And For The Period From October 14, 1999 (Date Of Inception) Through March 31, 2007	9

Notes to Unaudited Condensed Consolidated Financial Information March 31, 2007	10

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$475
Marketable securities (Note B)	19,669
Financing costs, net - current portion	281,610
Deposits	65,300
Total current assets	367,054

Property and equipment:
Land	1,965,000
Equipment	32,167
Building	75,800
Building improvement	75,396
2,148,364
Less: accumulated depreciation	6,429
Total property and equipment	2,141,934

Other assets:
Financing costs, net - less current portion	191,597
Intangible asset - net	25,390
Total other assets	216,987

Total assets	$2,725,975
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$24,091
Accounts payable and accrued liabilities	391,289
Due to related party (Note H)	154,988
Notes payable - current portion (Note C)	1,502,370
Total current liabilities	2,072,738

Convertible notes payable, net of debt discount (Note D)	1,218,044
Notes payable - less current portion (Note C)	518,021
Other long-term liabilities	35,141

Total liabilities	3,843,944

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized: (Note E)
Series A Convertible Preferred stock, par value $.001 per share; 60,000 shares authorized; none issued and outstanding at March 31, 2007	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 9,374,084 shares issued and outstanding at March 31, 2007 (Note E)	9,374
Additional paid-in-capital	3,357,819
Preferred stock dividend	(25,000)
Accumulated deficit	(4,460,162)
(Deficiency in) Stockholders' equity	(1,117,969)

Total liabilities and (deficiency in) stockholders' equity	$2,725,975

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the Period from
	2007	2006	October 14, 1999 (date of inception) through March 31, 2007
Revenue, net	$309	$590	$6,137
Gross profit	309	590	6,137

Costs and expenses:
Selling, general and administrative	412,183	227,552	4,285,975
(Gain) on trading securities (Note B)	-	(200)	(37,356)
Depreciation expenses	703	658	18,148
Total operating expense	412,886	228,010	4,266,767

Loss from operations	(412,577)	(227,420)	(4,260,630)

Other income (expenses):
Other income, net	-	-	61,969
Gain on early extinguishment of debt	-	-	807,103
Interest expense, net	(248,015)	(79,375)	(1,085,506)
	(248,015)	(79,375)	(216,434)

Loss from continuing operations before income taxes and discontinued operations	(660,592)	(306,795)	(4,477,064)

Provision for income tax	-	-	-

Loss from continuing operations before discontinued operations	(660,592)	(306,795)	(4,477,064)
Income from discontinued operations	-	-	16,901

Net loss	(660,592)	(306,795)	(4,460,163)
Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(660,592)	$(306,795)	$(4,485,163)

Losses per common share (basic and assuming dilution)	$(0.07)	$(0.03)

Weighted average common shares outstanding	9,200,499	8,875,476

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2007

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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2007

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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection
with common stock subscribed in
connection with private placement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection
with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of
convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to
convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Expiration of put agreement	-	-	-	-	90,000	-	-	-	90,000

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss, as restated	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005	-	-	8,875,476	8,876	3,014,376	-	(25,000)	(2,014,185)	984,067

Common stock issued on May 1,
2006 in exchange for cash at
$0.45 per share	-	-	199,998	200	89,800	-	-	-	90,000

Contributed capital	-	-	-	-	54,505	-	-	-	54,505

Stock options issued on
September 1, 2006 in exchange
for cash at $0.45 per share	-	-	-	-	38,490	-	-	-	38,490

Common stock issued on
September 1, 2006 in exchange
for cash at $0.45 per share	-	-	20,000	20	8,980	-	-	-	9,000

Return of contributed capital to
shareholder	-	-	-	-	(42,951)	-	-	-	(42,951)

Reacquisition and cancellation of
shares	-	-	(160,000)	(160)	(81,440)	-	-	-	(81,600)

Net loss	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)

Balance at December 31, 2006	-	-	8,935,474	8,936	3,081,760	-	(25,000)	(3,799,571)	(733,875)

Common stock issued in connection
with put agreements	-	-	187,710	188	105,093	-	-	-	105,281

Commons stock issued in connection
with exercise of warrants	-	-	900	1	764	-	-	-	765

Common stock issued in connection
with financing incentive	-	-	250,000	250	127,250	-	-	-	127,500

Contributed capital	-	-	-	-	42,951	-	-	-	42,951

Net loss	-	-	-	-	-	-	-	(660,592)	(660,592)

Balance at March 31, 2007	-	$-	9,374,084	$9,375	$3,357,818	$-	$(25,000)	$(4,460,163)	$(1,117,970)

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,		For the period from
	2007	2006	October 14, 1999 (date of inception) through March 31, 2007
NET CASH (USED IN) OPERATING ACTIVITIES	$(543,384)	$(96,510)	$(3,290,845)
NET CASH (USED IN) INVESTING ACTIVITIES	(32,602)	(7,900)	(948,365)

NET CASH PROVIDED BY FINANCING ACTIVITIES	573,475	-	4,239,685

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,511)	(104,410)	475

Cash and cash equivalents at the beginning of the period	2,986	130,857	-

Cash and cash equivalents at the end of the period	$475	$26,447	$475

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$130,897	$41,209	$717,556
Income taxes paid	-	-	-

Capitalized financing costs in connection with issuance of notes payable	9,228	-	59,303
Amortization of deferred financing costs	87,828	35,072	447,688
Depreciation and amortization	2,656	2,612	20,100
Accretion of interest - trade name liability	941	844	6,079
Amortization of debt discounts	60,520	28,020	321,197
Stock issued in connection with payment of interest and service charges on outstanding debt	19,937	-	19,937

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $4,460,162.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R).

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

No stock-based compensation expense related to employee stock options was recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006. As of March 31, 2007, there was no stock-based compensation cost related to non-vested stock options.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company is currently evaluating the effect and timing that adoption of this statement will have on its consolidated financial position and results of operations.

NOTE B - MARKETABLE SECURITIES

The Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term. The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price. The trading securities are marked to market on a monthly basis. At March 31, 2007, the Company’s trading securities are carried at fair value of $19,669. The Company had no gain or loss, a realized net gain of $200 and a net gain of $37,356 on trading securities in its operating income during the three-month period ended March 31, 2007 and 2006, and for the period from October 14, 1999 (date of inception) through March 31, 2007, respectively.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2007 are as follows:

March 31, 2007
9.375% note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	$524,236
15% note payable, monthly interest payments, principal due June 2007, collateralized by land.	645,000
35% note payable, net of discount, monthly principal and interest payments of $65,000, maturing in December 2007, collateralized by signed put notices. (a)	551,155
7% note payable, due on or before April 1, 2008, uncollateralized.	300,000
2,020,391
Less: current portion	(1,502,370)
Note payable - long term	$518,021

(a) During the first quarter of 2007, the Company was in default under the terms of this note. As such, the holder of the note exercised its right to increase the face amount of the note by 10%, being $78,000, as a penalty. This amount has been recorded as interest expense during the quarter ended March 31, 2007.

Aggregate maturities of long-term debt as of March 31, 2007 are as follows:

Twelve months ended March 31,
2008	$1,502,370
2009	6,983
2010	511,038
Total	$2,020,391

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

NOTE D - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

A summary of convertible promissory notes payable at March 31, 2007 is as follows:

March 31, 2007
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; the note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$1,498,500
Debt Discount - beneficial conversion feature, net of accumulated amortization of $139,978 at March 31, 2007.	(140,228)
Note Discount, net of accumulated amortization of $139,978 at March 31, 2007.	(140,228)
Total	$1,218,044
Less: current portion	-
$1,218,044

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

The Company amortized the Convertible Notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $28,020 for the periods ended March 31, 2007 and 2006.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock. Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years. The Company amortized $7,799 for the periods ended March 31, 2007 and 2006 in relation to the deferred financing costs.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

NOTE E - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2007, the Company has no Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As provided for in the debt agreement, the Company issued 187,710 shares of common stock valued at $105,281, to a note holder as payment on its outstanding debt and interest expense in the first quarter of 2007. During the quarter ended March 31, 2007, the president and majority shareholder of the Company also contributed capital of $42,951 as further explained in Note H. The Company issued 900 shares of common stock in exchange warrants exercised at $.85 per share. The Company also issued 250,000 shares of common stock to a note holder in exchange for financing incentive accrued during the year ended December 31, 2006. As of March 31, 2007, there are 9,760,166 shares of common stock issued and outstanding.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,575,000	3.59	$ 1.33	1,575,000	$ 1.33

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,500,000	1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,500,000	1.35
Granted	75,000	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	1,575,000	1.33
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	1,575,000	$1.33

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	594,999	2.44	$ 0.85	594,999	$ 0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of common shares issuable upon exercise of warrants	Weighted Average Price Per Share
Outstanding at January 1, 2005	889,200	$0.85
Granted	4,500	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	893,700	$0.85
Granted	-	-
Exercised	(900)	0.85
Canceled or expired	-	-
Outstanding at March 31, 2007	892,800	$0.85

The estimated value of the compensatory warrants granted to the Company’s placement agent in exchange for services rendered was determined using the Black-Scholes pricing model and the Company capitalized financing costs of $545,460 during the year ended December 31, 2004. The financing costs are being amortized over the contractual terms (five years) of the convertible debenture. During the periods ended March 31, 2007 and 2006, the Company amortized financing costs and charged to operations $27,273.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007

NOTE H - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes. The Company had paid in full the amount due to the Company’s President during the year ended December 31, 2006. Additionally, the total payment the Company remitted exceeded the total balance due to the Company’s President in the amount of $42,951 during the year ended December 31, 2006. The Company has accounted for the excess payment to the Company’s President as a nonreciprocal transfer to a shareholder for 2006 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During 2007, the Company’s President contributed capital of $42,951 to the Company in direct response to the excess payments. The Company has accounted for the contribution as an addition to paid-in capital. The Company’s President also advanced an additional $154,988 for working capital purposes during the first quarter of 2007 and is reflected as Due to Related Party on the condensed consolidated balance sheet.

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $4,460,162. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For the period from our inception through March 31, 2007, we have:

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We have made improvements to plant and equipment at the spring site, and we have spent approximately $250,000 to complete the renovation of our spring catchment, which protects the water from outside elements.

Number of Employees

As of March 31, 2007, we had one employee, our chief executive officer and president, Joel Sens. We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of March 31, 2007, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three Months Ended March 31, 2007 and March 31, 2006

Revenues

During the quarter ended March 31, 2007, $309 of revenue, was generated from the Mt. Sidney spring from on-site sales as compared to $590 of revenue for the quarter ended March 31, 2006. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

In the quarter ended March 31, 2007, operating expenses were $412,886. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses for the quarter ended March 31, 2006 of $228,010. The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and marketing.

We have incurred net interest expenses of $248,015 and $79,375 for the quarters ended March 31, 2007 and 2006.

During the quarters ended March 31, 2007 and 2006, we recorded no net gain and a net gain of $200, respectively, on our trading securities.

As of March 31, 2007, the President of our company advanced capital of $154,988 for general working capital purposes.

Liquidity and Capital Resources

As of March 31, 2007, we had a working capital deficit of $1,705,684, an available cash balance of $475, a marketable securities balance of $19,669, and cash in excess of available funds, accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of $415,380.

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, and are payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note. The private placement was closed in February of 2005. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, of which 3 have been converted to common stock. Part of the proceeds of the private placement was used to pay off the remaining debt on the Mt. Sidney property.

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

Our accounts payable and accrued liabilities of $391,289 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

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

On November 20, 2006, a registration statement on Form SB-2 pertaining to the Company’s common stock was declared effective by the Securities and Exchange Commission. The registration statement related to the sale of shares of the Company’s common stock by our stockholders. The Securities and Exchange Commission limited the amount of shares of the Company’s common stock that the Company could register under the investment agreement to 1,000,000 shares of the Company’s common stock. Accordingly, although the investment agreement remains a viable agreement, the Company can only require Dutchess to purchase up to 1,000,000 shares, thereby reducing the amount of money available to the Company.

During December 2006, the Company entered into a promissory note with a face amount of $780,000. Under the terms of the note, the Company received $650,000 less closing costs of $50,075 creating a calculated effective interest rate of 35%. As a further incentive, we agreed to issue 250,000 shares of our common stock to Dutchess. The fair value of the shares, $127,500, was accounted for as a deferred financing cost and is being amortized over the life of the note. As detailed in the agreement, the Company shall make payments to the holder in the amount of the greater of (a) 100% of each Put (as defined in the investment agreement) given to the investor from the Company or (b) made in 12 monthly increments of $65,000. The agreement is collateralized by signed put notices under the investment agreement, as well as a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel, Sens, the President and Chief Executive Officer of the Company has pledged certain personal property.

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

Our independent certified public accountants have stated in their report included in our December 31, 2006 Form 10-KSB, that we have incurred operating losses since our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not had, and as of March 31, 2007 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

During the quarter ended March 31, 2007, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2007, the Company issued 250,000 shares of common stock to a note holder in exchange for financing incentive accrued during the year ended December 31, 2006.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the three month period ending March 31, 2007.

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

Seawright Holdings, Inc.

Date: May 21, 2007	By:	/s/ Joel Sens
Name: Joel Sens Title: Chief Executive Officer