Form 10QSB/A
period 2007-03-31
SEAWRIGHT HOLDINGS INC
filed 2007-06-06
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-QSB filed on May 21, 2007 by Seawright Holdings, Inc., a Delaware corporation, is being filed for the purpose of filing the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the filing.

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

23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seawright Holdings, Inc.

Date: June 6, 2007	By:	/s/ Joel Sens
Name: Joel Sens Title: Chief Executive Officer

24