Form 10QSB
period 2007-06-30
SEAWRIGHT HOLDINGS INC
filed 2007-08-20
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2007
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 13,792,896 shares of its common stock outstanding as of August 20, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2007 (unaudited)

Condensed Consolidated Statement of Operations
For The Three and Six Months Ended June 30, 2007 and 2006
And For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2007 (unaudited)

Condensed Consolidated Statements Of (Deficiency In) Stockholders’ Equity
For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows
For Six Months Ended June 30, 2007 and 2006
And For The Period From October 14, 1999 (Date Of Inception) Through June 30, 2007 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Information
June 30, 2007

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$475
Marketable securities (Note B)	22,505
Financing costs, net – current portion	19,116
Deposits	65,300
Total current assets	107,396

Property and equipment:
Land	1,965,000
Equipment	32,167
Building	100,800
Building improvement	102,906
2,200,873
Less: accumulated depreciation	(7,131)
Total property and equipment	2,193,742

Other assets:
Financing costs, net – less current portion	4,977
Intangible asset, net	23,437
Total other assets	28,414

Total assets	$2,329,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$1,680
Accounts payable and accrued liabilities	170,909
Due to related party (Note G)	156,158
Notes payable – current portion (Note C)	1,010,450
Total current liabilities	1,339,197

Convertible notes payable, net of debt discount (Note D)	32,436
Notes payable – less current portion (Note C)	518,786
Other long-term liabilities	36,107

Total liabilities	1,926,526

STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized: (Note E)
Series A Convertible Preferred stock, par value $.001 per share; 60,000 shares authorized; none issued and outstanding at June 30, 2007	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 13,279,610 shares issued and outstanding at June 30, 2007 (Note E)	13,280
Additional paid-in-capital	6,314,749
Preferred stock dividend	(25,000)
Accumulated deficit	(5,900,003)
Stockholders' equity	403,026

Total liabilities and stockholders' equity	$2,329,552

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006	For the period from October 14, 1999 (Date of Inception) Through June 30, 2007
Revenue, net	$1,775	$1,010	$2,084	$1,600	$7,912
Gross profit	1,775	1,010	2,084	1,600	7,912

Costs and expenses:
Selling, general and administrative	365,188	332,295	546,419	559,847	4,420,211
(Gain) loss on trading securities (Note B)	(456)	731	248	531	(37,108)
Amortization and financing fees	456,223	-	544,051	-	544,051
Marketing expenses	153,392	-	295,812	-	295,812
Depreciation expenses	703	658	1,406	1,316	18,851
Total operating expense	975,050	333,684	1,387,936	561,694	5,241,817

Loss from operations	(973,275)	(332,674)	(1,385,852)	(560,094)	(5,233,905)

Other income (expenses):
Other income	-	-	-	-	61,969
Gain/(Loss) on early extinguishment of debt	(79,970)	-	(79,970)	-	727,133
Interest expense, net	(386,595)	(90,755)	(634,610)	(170,130)	(1,472,101)
	(466,565)	(90,755)	(714,580)	(170,130)	(682,999)

Loss from continuing operations before income taxes and discontinued operations	(1,439,840)	(423,429)	(2,100,432)	(730,224)	(5,916,904)

Provision for income tax	-	-	-	-	-

Loss from continuing operations before discontinued operations	(1,439,840)	(423,429)	(2,100,432)	(730,224)	(5,916,904)
Income from discontinued operations	-	-	-	-	16,901

Net loss	$(1,439,840)	$(423,429)	$(2,100,432)	$(730,224)	$(5,900,003)
Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(1,439,840)	$(423,429)	$(2,100,432)	$(730,224)	$(5,925,003)

Losses per common share (basic and assuming dilution)	$(0.12)	$(0.05)	$(0.20)	$(0.08)

Weighted average common shares outstanding	11,664,075	9,008,809	10,427,284	8,942,143

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2007
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
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2007
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
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2007
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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at
December 31, 2006	-	$-	8,935,474	$8,936	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

Common stock
issued in connection with
Dutchess put agreements for	-	-	218,542	218	330,687	-	-	-	330,905
cash

Common stock
issued in connection with
Dutchess put agreements,	-	-	781,459	782	789,648	-	-	-	790,430
conversion of notes

Common stock
issued in connection with
exercise of warrants	-	-	451,351	451	346,947	-	-	-	347,398

Common stock
issued in connection with
financing incentive	-	-	250,000	250	127,250	-	-	-	127,500

Contributed capital	-	-	-	-	42,951	-	-	-	42,951

Common stock
issued in connection with
converted notes payables	-	-	2,642,784	2,643	1,595,506	-	-	-	1,598,149

Net Loss	-	-	-	-	-	-	-	(2,100,432)	(2,100,432)

Balance at
June 30, 2007	-	$-	13,279,610	$13,280	$6,314,749	$-	$(25,000)	$(5,900,003)	$403,026

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,		For the period from October 14, 1999 (date of inception) through
	2007	2006	June 30, 2007
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,284,813)	$(423,890)	(4,032,274)

NET CASH (USED IN) INVESTING ACTIVITIES	(85,110)	(107,900)	(1,000,873)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,367,412	494,505	5,033,622

NET (DECREASE) IN CASH AND EQUIVALENTS	(2,511)	(37,285)	475

Cash and cash equivalents at the beginning of the period	2,986	130,857	-

Cash and cash equivalents at the end of the period	475	93,572	475

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	148,683	$82,419	735,342
Income taxes paid	-	-	-

Capitalized financing costs in connection
with issuance of notes payable:	24,228	-	74,303
Amortization of financing costs	527,714	70,144	887,574
Depreciation and amortization	5,312	5,222	22,756
Accretion of interest – trade name liability	1,907	1,711	7,045
Amortization and write off of debt discounts	572,253	56,040	832,930
Interest expense financed through acquisition of note payable	-	25,000	25,000
Notes payable issued in connection with acquisition of land	-	140,000	140,000

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six months period ended June 30, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware.  The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business.  From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of $5,900,003

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

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
June 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B - MARKETABLE SECURITIES

The Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term.  The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price.  The trading securities are marked to market on a monthly basis.  At June 30, 2007, the Company’s trading securities are carried at fair value of $22,505.  The Company had a net loss of $248, $531, and a net gain of $37,108 on trading securities during the six-month period ended June 30, 2007 and 2006, and for the period from October 14, 1999 (date of inception) through June 30, 2007, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2007 are as follows:

June 30, 2007
9.375 % note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	$524,236

15% note payable, monthly interest payments, principal due June 2007, collateralized by land - The Company is in default under the terms of the note agreement at June 30, 2007.	505,000

7% note payable, due on or before April 1, 2008, uncollateralized.	300,000

12% note payable, due on or before December 20, 2007, collateralized by signed put notices.	200,000
$1,529,236
Less: current portion	$1,010,450

Note payable – long term	$518,786

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE C - NOTES PAYABLE (Continued)

During June 2007, the Company entered into a promissory note with a face amount of $200,000. Under the terms of the note, the Company received $185,000 less closing costs of $15,000, and the Note bears interest at a fixed rate of 12.00% per annum. As detailed in the agreement, the Company shall make mandatory monthly payments of interest, in an amount equal to the interest accrued on the principal balance of the Note from the last Interest Payment until such time as the current interest payment is due and payable. Upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “Effective Date”), the Company shall make mandatory monthly payments on the Face Amount of the Note in an amount equal to the greater of 1) an amount equal to the Face Amount of the Note divided by the number of months from the Effective Date until the maturity date or 2) 100% of each Put given to the Investor by the Company.  The agreement is collateralized by (i) a lien on all of the Company’s assets, (ii) put notices, and the Company is required to abide by certain covenants as detailed in the promissory note.

During the second quarter of 2007 and as provided for in the investment agreement with Dutchess Private Equities Fund, LP, the Company issued 781,459 shares of common stock valued at $790,430, to a note holder as payment on its outstanding debt and interest expense during the six months of 2007 (Note E).

Aggregate maturities of long-term debt as of June 30, 2007 are as follows:

Twelve months ended June 30,
2008	$1,010,450
2009	518,786
2010	-
2011	-
2012 and after	-
Total	$1,529,236

NOTE D – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE D – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

A summary of convertible promissory notes payable at June 30, 2007 is as follows:

June 30, 2007
Convertible notes payable (“Convertible Notes”); 11% per annum; maturity date is in September 2009; noteholder has the option to convert unpaid note principal and interest the Company’s common stock at $0.85 per share.	$1,498,500
Convertible notes converted into the Common Stock	(1,459,500)
Debt Discount – beneficial conversion feature, net of accumulated amortization and write-off of $276,924 at June 30, 2007	(3,282)
Note Discount, net of accumulated amortization and write-off of $276,924 at June 30, 2007	(3,282)
Total	32,436

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE D – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

During the second quarter of 2007 most of, the convertible notes payable were converted into shares of the Company’s common stock, except for the remaining balance of $32,436. The noteholders agreed to a conversion rate of one share of Common stock for each $0.60 of principal and unpaid interest accrued through the closing date plus an additional six months of interest at the rate of 11% per annum. The additional six months of interest, $79,970, was recorded as a loss on early extinguishment of debt. A total of $40,500 of convertible notes and accrued interest of $1,927 totaling $42,427 was converted at $0.85 into 49,914 shares of Common stock and a total of $1,419,000 of convertible notes and accrued interest of $136,722 totaling $1,555,722 was converted at $0.60 into 2,592,870shares of Common stock. Thus, a total of 2,614,784 Common stock were issued.

The Company amortized and wrote off the Convertible Notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $301,915 and $56,040 for the periods ended June 30, 2007 and 2006, respectively. The unamortized portion pertaining to the conversion of the notes discount and beneficial conversion feature as of June 30, 2007 was written off and recorded as an interest expense.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The unamortized portion of financing costs as of June 30, 2007 for the converted notes into common stock during the second quarter of 2007 was written off.  The Company amortized and wrote off $78,670 and $15,598 for the periods ended June 30, 2007 and 2006, respectively, in relation to the deferred financing costs.

NOTE E - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock.  As of June 30, 2007, the Company has no Preferred Stock issued and outstanding.  The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share.  As provided for in the investment agreement with Dutchess Private Equities Fund, LP, the Company issued 781,459 shares of common stock valued at $790,430, to a note holder as payment on its outstanding debt and interest expense during the six months of 2007.  During the period ended June 30, 2007, the President and majority shareholder of the Company also contributed capital of $42,951 as further explained in Note G. The Company issued 451,351 shares of common stock in exchange for stock options and warrants exercised at various exercise prices per share for the price range between $0.56 and $0.85 and received total proceeds of $347,398 (Note F). The Company also issued 250,000 shares of common stock to a note holder in exchange for financing incentive accrued during the year ended December 31, 2006.  Further, the Company issued 2,642,784 shares of Company’s common stock upon conversion of certain convertible promissory notes (Note D). As of June 30, 2007, there are 13,279,610 shares of common stock issued and outstanding. Finally, as provided for in the investment agreement with Dutchess Private Equities Fund, LP (Dutchess put agreement), the Company issued 218,542 shares of common stock for cash and received $330,905.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE F – STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - 2.00	1,500,000	3.34	1.33	1,500,000	1.33

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,600,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,600,000	1.35
Granted	75,000	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	1,675,000	1.33
Granted		-
Exercised	175,000	0.64
Canceled or expired	-	-
Outstanding at June 30, 2007	1,500,000	1.33

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE F – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.85	318,648	2.19	0.85	318,648	0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$-
Granted	889,200	0.85
Exercised	4,500	0.85
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	893,700	$0.85
Granted	-	-
Exercised	(276,351)	0.85
Canceled or expired	-	-
Outstanding at June 30, 2007	617,349	$0.85

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
June 30, 2007
(Unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

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

During 2007, the Company’s President contributed capital of $42,951 to the Company in direct response to the excess payments. The Company has accounted for the contribution as an addition to paid-in capital.  The Company’s President also advanced an additional $156,158 for working capital purposes during the second quarter of 2007 and is reflected as Due to Related Party on the unaudited condensed consolidated balance sheet.

NOTE H - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $5,900,003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued development of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

For the period from our inception through June 30, 2007, we have:

·	formed our company and established our initial structure;
·	sought and pursued investment opportunities;
·	reviewed and analyzed the potential market for natural spring water;
·	purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
·	purchased two properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
·	purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
·	performed required testing of water quality at spring site;
·	developed a new web site as part of our marketing strategy; and
·	made improvements to the spring site and water collection facilities.

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

Number of Employees

As of June 30, 2007, we had one employee, our chief executive officer and president, Joel Sens.  We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of June 30, 2007, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three and Six Months Ended June 30, 2007 and June 30, 2006

Revenues

During the three and six-month periods ended June 30, 2007, $1,775 and $2,084 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales as compared to $1,010 and $1,600 of revenue for the three and six-month periods ended June 30, 2006, respectively. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

During the three and six-month periods ended June 30, 2007, operating expenses were $975,050 and $1,387,936, respectively. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses for the three and six-month periods ended June 30, 2006 of $333,684 and $561,694, respectively. The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and marketing.

We have incurred interest expenses of $386,595 and $634,610 for the three and six-month periods ended June 30, 2007, respectively; and $90,755 and $170,130 for the three and six-month periods ended June 30, 2006, respectively.

During the three and six-month periods ended June 30, 2007 on trading securities, we recorded a net gain of $456 and a net loss of $248, respectively. This compared with net loss on trading securities for the three and six-month periods ended June 30, 2006 of $731 and $531, respectively.

As of June 30, 2007, the President of our company advanced capital of $156,158 for general working capital.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital deficit of $1,231,801, an available cash balance of $475, a marketable securities balance of $22,505 and cash in excess of available funds, accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of $170,909.

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, and are payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.  During the second quarter of 2007 most of, the convertible notes payable were converted into shares of the Company’s common stock, except for the remaining balance of $32,436. The noteholders agreed to a conversion rate of one share of Common stock for each $0.60 of principal and unpaid interest accrued through the closing date plus an additional six months of interest at the rate of 11% per annum. The private placement was closed in February of 2005. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, of which 451,351, have been converted to common stock. Part of the proceeds of the private placement was used to pay off the remaining debt on the Mt. Sidney property.

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

Our accounts payable and accrued liabilities of $170,909 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers and accrued interest on our convertible notes payable.

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

During December 2006, the Company entered into a promissory note with a face amount of $780,000.  Under the terms of the note, the Company received $650,000 less closing costs of $50,075, creating a calculated effective interest rate of 35%.  As a further incentive, we agreed to issue 250,000 shares of common stock to Dutchess.  The fair value of the shares, $127,500, was accounted for as a deferred financing cost and is being amortized over the life of the note.  As detailed in the agreement, the Company shall make payments to the holder in the amount of the greater of (a) 100% of each Put (as defined in the investment agreement) given to the investor from the Company or (b) made in 12 monthly increments of $65,000.  The agreement is collateralized by signed put notices under the investment agreement, as well as a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper.  Moreover, Joel Sens, the President and Chief Executive Officer of the Company, has pledged certain personal property. As of June 30, 2007 the promissory note has been fully paid of and converted into common stock.

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

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2007 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the quarter ended June 30, 2007, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the six month period ending June 30, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Seawright Holdings, Inc.

Date: August 20, 2007	By:	/s/ Joel Sens
Name: Joel Sens Title: Chief Executive Officer