Form 10QSB
period 2007-09-30
SEAWRIGHT HOLDINGS INC
filed 2007-11-19
CIK 1132887

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 333-56848

SEAWRIGHT HOLDINGS, INC
 (Exact name of Company as specified in its charter)

Delaware	54-1965220
(State or jurisdiction of incorporation) organization	(I.R.S. Employer or Identification No.)

600 Cameron Street, Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

       Company's telephone number: (703) 340-1629

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 13,462,980 shares of its common stock outstanding as of November 19, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
Page

Index to Financial Statements	F-1

Condensed Consolidated Balance Sheet at September 30, 2007 (unaudited)	F-2

Condensed Consolidated Statement of Operations
For The Three and Nine Months Ended September 30, 2007 and 2006
And For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2007 (unaudited)
F-3

Condensed Consolidated Statements Of (Deficiency In) Stockholders’ Equity For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2007 (unaudited)	F-4 - F-7

Condensed Consolidated Statements of Cash Flows For Nine Months Ended September 30, 2007 and 2006 And For The Period From October 14, 1999 (Date Of Inception) Through September 30, 2007 (unaudited)	F-8

Notes to Unaudited Condensed Consolidated Financial Information September 30, 2007	F-9 - F-16

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
September 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$475
Marketable securities (Note B)	24,878
Financing costs, net – current portion	22,818
Deposits	207,700
Total current assets	255,871

Property and equipment:
Land	1,965,000
Equipment	32,167
Building	158,400
Building improvement	102,906
2,258,473
Less: accumulated depreciation	(11,101)
Total property and equipment	2,247,372

Other assets:
Financing costs, net – less current portion	4,065
Intangible asset, net	21,484
Total other assets	25,549

Total assets	$2,528,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$4,348
Accounts payable and accrued liabilities	268,837
Incentive stock liability	26,500
Due to related party (Note G)	216,358
Notes payables – current portion (Note C)	1,259,041
Total current liabilities	1,775,084

Convertible notes payable, net of debt discount (Note D)	33,166
Notes payable – less current portion (Note C)	518,876
Other long-term liabilities	37,100

Total liabilities	2,364,226

STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 100,000 shares authorized: (Note E)	-
Series A Convertible Preferred stock, par value $.001 per share; 60,000 shares authorized; none issued and outstanding at September 30, 2007	-
Common stock, par value $.001 per share; 19,900,000 shares authorized; 13,462,980 shares issued and outstanding at September 30, 2007 (Note E)	13,463
Additional paid-in-capital	6,335,766
Preferred stock dividend	(25,000)
Accumulated deficit	(6,159,663)

Stockholders’ equity	164,566

Total liabilities and stockholders' equity	$2,528,792

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006	For the period from October 14, 1999 (Date of Inception) Through September 30, 2007
Revenue, net	$4,183	$522	$6,267	$2,122	$12,095
Gross profit	4,183	522	6,267	2,122	12,095

Costs and expenses:
Selling, general and administrative	119,891	343,368	662,404	927,211	4,540,102
(Gain) loss on trading securities (Note B)	6	737	255	1,268	(37,102)
Amortization and financing fees	14,164	-	562,121	-	558,215
Marketing expenses	30,971	-	326,783	-	326,783
Depreciation expenses	3,969	658	5,375	1,974	22,820
Total operating expense	169,001	344,763	1,556,938	930,453	5,410,818

Loss from operations	(164,818)	(344,241)	(1,550,671)	(928,331)	(5,398,723)
Other income (expenses):
Other income	-	-	-	-	61,969
Gain/(loss) on early extinguishment of debt	-	-	-	-	807,103
Debt conversion expense	-	-	(273,365)	-	(273,365)
Interest expense, net	(94,841)	(125,580)	(536,056)	(289,593)	(1,373,548)
	(94,841)	(125,580)	(809,421)	(289,593)	(777,841)
Loss from continuing operations before income taxes and discontinued operations	(259,659)	(469,821)	(2,360,092)	(1,217,924)	(6,176,564)

Provision for income tax	-	-	-	-	-

Loss from continuing operations before discontinued operations	(259,659)	(469,821)	(2,360,092)	(1,217,924)	(6,176,564)
Income from discontinued operations	-	-	-	-	16,901

Net loss	$(259,659)	$(469,821)	$(2,360,092)	$(1,217,924)	$(6,159,663)
Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(259,659)	$(469,821)	$(2,360,092)	$(1,217,924)	$(6,184,663)

Losses per common share (basic and assuming dilution)	$(0.02)	$(0.05)	$(0.20)	$(0.13)

Weighted average common shares outstanding	13,413,048	9,081,996	11,993,105	8,989,761

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total
Net loss	-	$-	-	$-	$-	$-	$-	$(1,291)	$(1,291)

Balance at December 31, 1999	-	-	-	-	-	-	-	(1,291)	(1,291)
Common stock issued on September 30, 2000 in exchange for convertibledebt at $.50 per share	-	-	78,000	78	38,922	-	-	-	39,000
Common stock issued on November 27, 2000 in exchange for convertibledebt at $.50 per share	-	-	26,000	26	12,974	-	-	-	13,000

Net loss	-	-	-	-	-	-	-	(157,734)	(157,734)

Balance at December 31, 2000	-	-	104,000	104	51,896	-	-	(159,025)	(107,025)
Common stock issued on January 1, 2001 in exchange for convertible debtat $.50 per share	-	-	174,000	174	86,826	-	-	-	87,000
Common stock issued on January 2, 2001 to founders in exchange forservices rendered at $.001 per share	-	-	5,000,000	5,000	20	-	-	-	5,020
Common stock issued on January 2, 2001 in exchange for servicesrendered at $.50 per share	-	-	90,000	90	44,910	-	-	-	45,000

Net loss	-	-	-	-	-	-	-	(556,921)	(556,921)

Balance at December 31, 2001	-	-	5,368,000	5,368	183,652	-	-	(715,946)	(526,926)

Net loss	-	-	-	-	-	-	-	(357,588)	(357,588)

Balance at December 31, 2002	-	$-	5,368,000	$5,368	$183,652	$-	$-	$(1,073,534)	$(884,514)

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
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

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2004	-	$-	8,782,978	$8,783	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712

Common stock issued in connection with common stock subscribed in connection with privateplacement	-	-	54,998	55	25,526	(25,581)	-	-	-
Common stock issued in connection with private placement	-	-	37,500	38	25,150	-	-	-	25,188

Fractional share - return of proceeds	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of convertible debentures	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to convertible debentures	-	-	-	-	3,020	-	-	-	3,020

Expiration of put agreement	-	-	-	-	90,000	-	-	-	90,000

Contributed capital	-	-	-	-	89,500	-	-	-	89,500

Net loss, as restated	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)

Balance at December 31, 2005	-	-	8,875,476	8,876	3,014,376	-	(25,000)	(2,014,185)	984,067

Common stock issued onMay 1, 2006 in exchange for cash at $0.45 per share	-	-	199,998	200	89,800	-	-	-	90,000

Contributed capital	-	-	-	-	54,505	-	-	-	54,505

Stock options issued to consultants in exchange for services rendered	-	-	-	-	38,490	-	-	-	38,490

Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	-	-	20,000	20	8,980	-	-	-	9,000

Return of contributed capital to shareholder	-	-	-	-	(42,951)	-	-	-	(42,951)

Reacquisition and cancellation of shares	-	-	(160,000)	(160)	(81,440)	-	-	-	(81,600)

Net loss	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)

Balance at December 31, 2006	-	$-	8,935,474	$8,936	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD OCTOBER 14, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Preferred Stock Dividend	Deficit Accumulated During Development Stage	Total

Balance at December 31, 2006	-	$-	8,935,474	$8,936	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

Common stock issued in connection with put agreements for cash	-	-	218,542	218	330,687	-	-	-	330,905

Common stock issued in connection with put agreements, conversion of notes	-	-	781,459	782	789,648	-	-	-	790,430

Common stock issued in connection with exercise of warrants	-	-	594,721	594	346,804	-	-	-	347,398

Common stock issued in connection with financing incentive	-	-	290,000	290	148,410	-	-	-	148,700

Contributed capital	-	-	-	-	42,951	-	-	-	42,951

Common stock issued in connection with converted notes payables	-	-	2,642,784	2,643	1,595,506	-	-	-	1,598,149

Net Loss	-	-	-	-	-	-	-	(2,360,092)	(2,360,092)

Balance at September 30, 2007	-	$-	13,462,980	$13,463	$6,335,766	$-	$(25,000)	$(6,159,663)	$164,566

See accompanying notes to unaudited condensed consolidated financial information.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the nine months ended September 30,		October 14, 1999 (date of inception)
	2007	2006	through September 30, 2007
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,554,406)	$(522,241)	(4,007,987)
NET CASH (USED IN) INVESTING ACTIVITIES	(85,110)	(146,629)	(1,000,873)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,637,005	540,813	5,009,335

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,511)	(128,057)	(475)

Cash and cash equivalents at the beginning of the period	2,986	130,857	-

Cash and cash equivalents at the end of the period	$475	$2,800	$475

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$180,994	$124,295	$767,653
Income taxes paid	-	-	-

Capitalized financing costs in connection with issuance of notes payable:	39,228		89,303
Amortization of financing costs	564,211	115,313	924,071
Depreciation and amortization	11,234	7,833	28,678
Accretion of interest – trade name liability	2,900	2,602	8,038
Incentive stock liability	47,700	-	175,200
Debt conversion expense	273,365		273,365
Amortization and write-off of debt discounts	289,189	84,062	549,866
Interest expense financed through acquisition of note payable	-	25,000	25,000
Common stock issued in exchange for services rendered	-	38,490
Notes payable issued in connection with acquisition of land	-	140,000	140,000

See accompanying notes to unaudited condensed consolidated financial information

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Seawright Holdings, Inc. (the "Company") was formed on October 14, 1999 under the laws of the state of Delaware.  The Company is a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7). The Company is currently engaged in the spring water bottling and distribution business.  From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2007, the Company has accumulated losses of $6,159,663.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

No stock-based compensation expense related to employee stock options was recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006.  As of September 30, 2007, there was no stock-based compensation cost related to non-vested stock options.

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

NOTE B - MARKETABLE SECURITIES

The Company classified all of its marketable securities as trading as the securities are bought and held principally for the purpose of selling them in the near term.  The Company actively and frequently traded securities with the objective of generating profits on short-term differences in price.  The trading securities are marked to market on a monthly basis.  At September 30, 2007, the Company’s trading securities are carried at fair value of $24,878.  The Company had a net loss of $255 and $1,268 and a net gain of $37,102 on trading securities during the nine-month period ended September 30, 2007 and 2006, and for the period from October 14, 1999 (date of inception) through September 30, 2007, respectively.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2007 are as follows:

September 30, 2007
9.375 % note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	$522,917

15% note payable, monthly interest payments, principal due June 2007, collateralized by land – The Company is in default under the terms of the note agreement at September 30, 2007.	505,000

7% note payable, due on or before April 1, 2008, uncollateralized.	300,000

12% note payable, due on or before December 20, 2007, collateralized by signed put notices.	200,000

14% note payable, due on or before March 4, 2008, collateralized by signed put notices	250,000
1,777,917
Less: current portion	1,259,041

Note payable – long term	518,876

During June and September 2007, the Company entered into promissory notes (Notes) with face amounts of $200,000 and $250,000, respectively. Under the terms of the Notes, the Company received $185,000 and $235,000, respectively less closing costs of $15,000 per Note.  The Notes bear interest at fixed rates of 12% and 14%, respectively, per annum. As detailed in the agreements, the Company shall make mandatory monthly payments of interest, in an amount equal to the interest accrued on the principal balance of the Notes from the last interest payment until such time as the current interest payments are due and payable. As an additional incentive, the Notes call for the Company to issue 40,000 and 50,000 shares of stock to the note holder for the June and September 2007 Notes, respectively, if the balances remain unpaid 90 days after the inception date of each Note.  During the third quarter of 2007, the Company determined it would be unable to repay the outstanding balances within the stipulated timeframe.  As such, the Company has incurred an expense equal to the fair value of the incentives being $47,700 and charged to interest expense during the quarter. In September, the Company issued 40,000 shares valued at $21,600 to the note holder.  An additional $26,500 is classified as stock incentive liability at September 30, 2007.  The Company valued the stock incentives using the Black-Scholes pricing model and the following assumptions: contractual terms of 91 days, a risk free interest rate of 4.02%, a dividend yield of 0%, share price of $0.53 and volatility of 69%.  After the date of the Company’s registration statement for the equity line is declared effective by the SEC, the Company shall make mandatory monthly payments on the face amounts of the Notes in an amount equal to the greater of 1) an amount equal to the face amounts of the Notes divided by the number of months from the effective date until the maturity date or 2) 100% of each Put given to the investor by the Company.  The agreements are collateralized by signed put notices, and the Company is required to abide by certain covenants as detailed in the promissory notes.

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

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE C - NOTES PAYABLE (Continued)

Aggregate maturities of long-term debt as of September 30, 2007 are as follows:

Twelve months ended September 30,
2008	$1,259,041
2009	518,876
2010	-
2011	-
2012 and after	-
Total	$1,777,917

NOTE D – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 1 warrant to purchase 300 shares of the Company’s common stock at $0.85 per share.  The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009.  The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note.

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

During the second quarter of 2007 the Company offered additional consideration on the convertible debt in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with SFAS 84, Induced Conversions of Convertible Debt – An Amendment of APB Opinion No. 26 (SFAS 84) by recognizing an expense of $273,365 which is equal to the excess of the fair value of the additional consideration issued pursuant to the original conversion terms.  A total of $1,419,000 of convertible notes and accrued interest of $136,722 totaling $1,555,722 was converted at $0.60 into 2,592,870 shares of common stock while a total of $40,500 of convertible notes and accrued interest of $1,927 totaling $42,427 was converted at $0.85 into 49,914 share of common stock.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE D – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

The Company amortized the convertible notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $167,926 and $84,060 for the periods ended September 30, 2007 and 2006, respectively. These amounts are inclusive of the unamortized portion pertaining to the notes discount and beneficial conversion feature of the converted notes which was written-off upon the conversion of the notes.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The Company amortized $78,903 and $23,398 for the periods ended September 30, 2007 and 2006, respectively, in relation to the deferred financing costs.  These amounts are inclusive of the unamortized portion pertaining to the converted notes which was written-off upon the conversion of the notes.

A summary of convertible promissory notes payable at September 30, 2007 is as follows:

September 30, 2007
Convertible notes payable (“Convertible Notes”); 11% per annum; maturing in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$39,000
Debt Discount – beneficial conversion feature, net of accumulated amortization of $277,290 at September 30, 2007	(2,917)
Note Discount, net of accumulated amortization of $277,290 at September 30, 2007	(2,917)
Total	33,166

NOTE E - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock.  As of September 30, 2007, the Company has no Preferred Stock issued and outstanding.  The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share.  As provided for in the investment agreement with Dutchess Private Equities Fund, LP, the Company issued 781,459 shares of common stock valued at $790,430 to a note holder as payment on its outstanding debt and interest expense during the nine months of 2007.  During the period ended September 30, 2007, the President and majority shareholder of the Company also contributed capital of $42,951 as further explained in Note G. The Company issued 594,721 shares of common stock in exchange for stock options and warrants exercised at various exercise prices per share for the price range between $0.56 and $0.85 and received total proceeds of $347,398.  Included in this amount were 143,370 shares issued under a cashless conversion (Note F). The Company also issued 40,000 and 250,000 shares of common stock to a note holder in exchange for financing incentive accrued during the period ended September 30, 2007 and the year ended December 31, 2006, respectively.  Further, the Company issued 2,642,784 shares of the Company’s common stock upon conversion of certain convertible promissory notes (Note D). As of September 30, 2007, there are 13,462,980 shares of common stock issued and outstanding.  Finally, as provided for in the investment agreement with Dutchess Private Equities Fund, LP (Dutchess put agreement), the Company issued 218,542 shares of common stock for cash and received $330,905.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE F – STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - 2.00	1,500,000	3.09	1.33	1,500,000	1.33

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,600,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	1,600,000	1.35
Granted	75,000	0.85
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	1,675,000	1.33
Granted		-
Exercised	175,000	0.64
Canceled or expired	-	-
Outstanding at September 30, 2007	1,500,000	1.33

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
(Unaudited)

NOTE F – STOCK OPTIONS AND WARRANTS (Continued)

Warrants

In connection with the Company’s Private Placement (Note D) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock  Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.85	291,108	1.94	0.85	291,108	0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$-
Granted	889,200	0.85
Exercised	4,500	0.85
Canceled or expired	-	-
Outstanding at December 31, 2005	893,700	0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	893,700	$0.85
Granted	-	-
Exercised	(570,351)	0.85
Canceled or expired	-	-
Outstanding at September 30, 2007	323,349	$0.85

During September 2007, a warrant holder performed a cashless exercise of 294,000 warrants to purchase the Company’s common stock.  The exercise resulted in the acquisition of 143,370 shares.

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
September 30, 2007
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

During 2007, the Company’s President contributed capital of $42,951 to the Company in direct response to the excess payments. The Company has accounted for the contribution as an addition to paid-in capital.  The Company’s President also advanced an additional $216,358 for working capital purposes during 2007.  This amount is reflected as Due to Related Party on the unaudited condensed consolidated balance sheet.

NOTE H - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 14, 1999 (date of inception of Company), the Company has generated minimal revenues and has accumulated losses of $6,159,663. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For the period from our inception through September 30, 2007, we have:

•	formed our company and established our initial structure;
•	sought and pursued investment opportunities;
•	reviewed and analyzed the potential market for natural spring water;
•	purchased the Mt. Sidney property and procured the necessary financing to cover the initial purchase costs from an offering of preferred stock;
•	purchased two properties near the Mt. Sidney property, which we are considering leasing for commercial purposes;
•	purchased trademarks and other intellectual property relating to the creation and bottling of flavored and non-flavored bottled water;
•	performed required testing of water quality at spring site;
•	began developing a new web site as part of our marketing strategy; and
•	made improvements to the spring site and water collection facilities.

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

Number of Employees

As of September 30, 2007, we had one employee, our Chief Executive Officer and President, Joel Sens.  We anticipate that the number of employees will increase in the future. However, given our ability to contract out much of our required services, it is not anticipated, based on the current business plan, that new employees will be hired in the next twelve months. No formal contract for the compensation of Mr. Sens exists as of September 30, 2007, but we may enter into an employment contract with him within the next twelve months.

Comparison of Financial Results

Three and Nine Months Ended September 30, 2007 and September 30, 2006

Revenues

During the three and nine-month periods ended September 30, 2007, $4,183 and $6,267 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales as compared to $522 and $2,122 of revenue for the three and nine-month periods ended September 30, 2006, respectively. We expect to increase our sales in future quarters and will remain a development stage company until revenues increase significantly.

Costs and Expenses

During the three and nine-month periods ended September 30, 2007, operating expenses were $169,001 and $1,556,938, respectively. These expenses were related to the establishment of our spring water business, which includes expenses for consulting and engineering services, testing and spring maintenance, and to the administration and overhead of our business, which includes accounting, legal and office expenses. This compared with operating expenses for the three and nine-month periods ended September 30, 2006 of $344,763 and $906,457, respectively. The increase in expenses is due to the increased expenditures on the spring site operations principally related to consulting and marketing.

We have incurred interest expenses of $94,841 and $536,056 for the three and nine-month periods ended September 30, 2007, respectively, and $125,580 and $295,710 for the three and nine-month periods ended September 30, 2006, respectively.

During the three and nine-month periods ended September 30, 2007 on trading securities, we recorded a net loss of $6 and $255, respectively. This compared with net loss on trading securities for the three and nine-month periods ended September 30, 2006 of $737 and $1,268, respectively.

As of September 30, 2007, the President of our company advanced capital of $216,358 for general working capital.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $1,519,213, an available cash balance of $475, a marketable securities balance of $24,878 and cash in excess of available funds, accounts payable and accrued liabilities balance, including accrued interest on the convertible notes, of $273,185.

In August 2004 we issued a private placement memorandum to offer up to 1,000 units of equity/notes payable instruments. Each unit consisted of 2,500 shares of our common stock, $1,500 of convertible promissory notes, and a warrant to purchase 300 shares of our common stock at $0.85 per share. The convertible promissory notes accrue interest at 11% per annum, and are payable and due in September 2009. The note holders have the option to convert any unpaid note principal and accrued interest to our common stock at a rate of $0.85 per share anytime after six months from the issuance date of the note. During the second quarter of 2007, most of the convertible notes payable were converted into shares of the Company’s common stock, except for the remaining balance of $33,166.  The note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date plus an additional six months of interest at the rate of 11% per annum.  The private placement was closed in February of 2005. Over the course of our private placement, we received total proceeds of $2,665,116, net of placement costs and fees, and issued to investors $1,498,500 of convertible promissory notes, 2,497,500 shares of common stock and 999 warrants, of which 451,351, have been converted to common stock. Part of the proceeds of the private placement was used to pay off the remaining debt on the Mt. Sidney property.

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

Our accounts payable and accrued liabilities of $268,837 is composed predominantly of liabilities to our consultants and vendors associated with the Mt. Sidney spring, our accountants and lawyers as well as accrued interest on our outstanding debt.

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

During December 2006, the Company entered into a promissory note with a face amount of $780,000.  Under the terms of the note, the Company received $650,000 less closing costs of $50,075, creating a calculated effective interest rate of 35%.  As a further incentive, we agreed to issue 250,000 shares of common stock to Dutchess.  The fair value of the shares, $127,500, was accounted for as a deferred financing cost and is being amortized over the life of the note.  As detailed in the agreement, the Company shall make payments to the holder in the amount of the greater of (a) 100% of each Put (as defined in the investment agreement) given to the investor from the Company or (b) made in 12 monthly increments of $65,000.  The agreement is collateralized by signed put notices under the investment agreement, as well as a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper.  Moreover, Joel Sens, the President and Chief Executive Officer of the Company, has pledged certain personal property. As of September 30, 2007 the promissory note has been fully paid and converted into common stock.

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

Off-Balance Sheet Arrangements

We have not had and, at September 30, 2007, do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the quarter ended September 30, 2007, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2007, the Company issued 40,000 shares of common stock to a note holder as an additional interest incentive and as detailed in the note agreement. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted requiring a vote of security holders during the nine month period ending September 30, 2007.

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
Seawright Holdings, Inc.

Date: November 19, 2007	By:	/s/ Joel Sens
Joel Sens
Chief Executive Officer