Form 10-K
period 2007-12-31
SEAWRIGHT HOLDINGS INC
filed 2011-06-15
CIK 1132887

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-56848

SEAWRIGHT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1965220
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Cameron Street, Alexandria, Virginia 22314
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(703) 340-1629

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $492,477 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 31, 2011, 14,348,399 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SEAWRIGHT HOLDINGS, INC.

2007 FORM 10-K ANNUAL REPORT

i

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict.

Item 1. Business

Overview

Introduction

Seawright Holdings, Inc. (the “Company”, “Seawright”, “we” or “our”) was incorporated under the laws of the State of Delaware on October 14, 1999, originally under the name Pre-Settlement Funding Corporation. In September 2003, we changed our name to Seawright Holdings, Inc. Prior to October 2003, our business consisted of financing plaintiffs who are involved in personal injury claims.  In October 2003, Seawright Springs, LLC, our wholly owned subsidiary, purchased the Mt. Sydney property described below.  As a result of our acquisition of real property and improvements in October 2003, we restructured our operations to focus on the development of a spring water bottling and distribution business.  We have since discontinued our strategy of trying to bottle and market spring water on a retail basis.  Our current strategy is to focus on the bulk sale of natural spring water produced from our Mt. Sidney property in bulk to other bottlers, or to municipal, agricultural or commercial users.  In 2008, we decided to enter  into the business of owning oil and gas properties, and procured an option on certain properties in Knox County, Kentucky.  However, we were unable to close on the purchase and the option lapsed in 2009.  In 2010, we procured a new option on the oil and gas rights underlying the same properties, and shortly thereafter assigned the option to a third party.

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, we have accumulated losses of $7,752,530.

In October 2003, we acquired property that generates natural spring water. Through the acquisition of this property, we intend to enter into the business of producing and selling spring water in Mt. Sidney, Virginia, which is located in the Shenandoah Valley. The property has a natural flow of spring water in excess of 1,000,000 gallons of water daily.

The main focus of our current operations is the establishment of a business that produces and sells spring water from our Mt. Sidney property, although we may pursue other business opportunities that we deem appropriate.

Our strategy is to focus on the bulk sale of natural spring water produced from our Mt. Sidney property in bulk to other bottlers, or to municipal, agricultural or commercial users.  We may also seek opportunities to enter into co-packing arrangements, where other bottlers bottle our water under our name, or private labeling agreements, where our water is bottled under another company’s name. Selling our water under private labeling agreements will allow us to sell our water without incurring the high costs of advertising and distribution required to establish brand recognition and market identity.

We currently do not have our own bottling and packaging facilities.  We have installed an updated bulk water loading facility at the Mt. Sidney spring site. Now, private labeled bottlers will be able to load water at our spring site and transport it to their bottling and packaging facilities.

Bottled Water Market Overview

Demand for bottled water has grown significantly in recent years, and in particular demand for products that contain spring water. In 2009, total U.S. bottled water volume surpassed 8.4 billion gallons, which was a 46% advance over 2002's volume level and bottled water remains the fastest growing major beverage segment. In 2009, the bottled water category continues as the second largest commercial beverage in the United States.

U.S. BOTTLED WATER MARKET
Volume and Producer Revenues
2001 - 2009

Year	Millions of Gallons	Annual %	Millions of Dollars	Annual %
2001	5,185.2	--	$6,880.6	--
2002	5,795.7	11.8%	$7,901.4	14.8%
2003	6,269.8	8.2%	$8,526.4	7.9%
2004	6,806.7	8.6%	$9,169.4	7.5%
2005	7,537.1	10.8%	$10,012.5	9.1%
2006	8,255.0	9.5%	$10,857.8	8.5%
2007	8,757.6	6.1%	$11,551.5	6.4%
2008	8,669.3	-1.0%	$11,178.5	-3.2%
2009	8,454.0	-2.5%	$10,595.0	-5.2%

Source: Beverage Marketing Corporation

During the nine-year period from 2001 to 2009, bottled water volume increased by an average growth rate of 6.44%, which growth rate exceeded the growth rates of all other beverage categories.

Per capita consumption of bottled water has been growing by at least one gallon annually. In 2009, the per capita consumption of water in the United States increased 52% from 2001’s rate, which means annual bottled water consumption by U.S. residents is second only to carbonated soft drinks.

U.S. BOTTLED WATER MARKET
Per Capita Consumption
2001 - 2009

	Gallons	Annual
Year	Per Capita	% Change
2001	18.2	8.6%
2002	20.1	10.6%
2003	21.6	7.2%
2004	23.2	7.5%
2005	25.4	9.7%
2006	27.6	8.4%
2007	29.0	5.3%
2008	28.5	-1.8%
2009	27.6	-3.2%

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

U.S. BOTTLED WATER MARKET
Volume & Growth by Segment
2001 - 2009

	Non-Sparkling		Domestic Sparkling		Imports		Total
Year	Volume*	Change	Volume*	Change	Volume*	Change	Volume*	Change
2001	4,917.3	--	144.0	--	123.9	--	5,185.3	--
2002	5,487.5	11.6%	149.5	3.8%	158.7	28.0%	5,795.6	11.8%
2003	5,923.9	8.0%	152.6	2.1%	193.3	21.8%	6,269.8	8.2%
2004	6,411.3	8.2%	166.8	9.3%	228.6	18.2%	6,806.7	8.6%
2005	7,171.4	11.9%	185.0	10.9%	182.5	-20.2%	7,538.9	10.8%
2006	7,901.4	10.2%	189.3	2.3%	164.3	-10.0%	8,255.0	9.5%
2007	8,376.6	6.0%	200.1	5.7%	180.9	10.1%	8,757.6	6.1%
2008	8,302.9	-0.9%	204.7	2.3%	161.8	-10.6%	8,669.3	-1.0%
2009	8,123.8	-2.2%	202.2	-1.2%	127.9	-20.9%	8,454.0	-2.5%
* Millions of gallons

Source: Beverage Marketing Corporation

Non-sparkling water (still water) remains the largest segment of bottled water.

The bottled still water business, which will represent our most significant product area, has been consistently growing at an average annual rate of 7.9% since 2001 according to the Beverage Marketing Corporation. Still water now comprises over 95% of all of the bottled water gallonage sold in the United States.

Geographic Markets and Distribution Channels

•	Bottled water is sold through various channels, including:

•	Home Delivery (1 to 5 gallon bottles)

•	Commercial and Office Delivery (1 to 5 gallon bottles)

•	Off Premise Retail (supermarkets, convenience store, and drug store)

•	On-Premise Retail (restaurants)

•	Vending Machines

•	Institutional Usage (hospitals, schools)

•	Bulk Sales (Domestic and International sales of potable water)

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

In addition, all drinking water must meet EPA standards established under the SDWA for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations. Most municipalities meet or exceed EPA drinking water regulations, many of that reflect recent public awareness of the issue of contaminated water.  For example, EPA standards for lead in drinking water did not exist prior to 1986, when 50 ppb (parts per billion) was established. This standard was lowered to 15 ppb in 1991, because after five years the government still found 130 million people exposed to unacceptable lead levels.

The United States government also enacted Safe Drinking Water Reauthorization Act of 1996. This law requires all local water utilities to issue annual reports to their consumers disclosing all chemicals and bacteria in their water.

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which our products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers. Our Mt. Sidney property has been inspected and approved by the Virginia Department of Agriculture as a source of spring water. To the extent we market our water on a retail basis, we are required to make certain disclosures and disclaimers on our labels.

Compliance with these various regulations has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Competition

The beverage industry, and in particular the bottled water industry, is extremely competitive and seasonal. The leaders in the U.S. bottled water business, based on total estimated sales (at wholesale), according to the Beverage Marketing Corporation, are Aquafina, Dasani, Poland Spring, Arrowhead, Sparkletts, Deer Park and Crystal Geyser. We have determined that developing a proprietary brand of bottled water requires greater resources than we have to effectively compete in that market. Therefore, our current focus is to market our water supply on a bulk basis to other bottled water companies, or to municipal, commercial or agricultural uses.

Marketing Objectives and Advertising Strategy

Our initial marketing strategy is targeted primarily to marketing our natural spring water in bulk to private label bottlers, and secondarily to municipal, commercial or agricultural users.  We do not plan to market our water through a dedicated salesforce, and instead intend to use market our water through our officers. We also do not intend to use any form of mass media to market our water supply.

Intellectual Property

In June 2005, we purchased intellectual property from Quibell Partners, L.L.C. relating to the creation and bottling of flavored and non-flavored bottled water, including, but not limited to, the following:

•	certain trademarks, service marks, trade names, service names and logos, including the trademark rights to the name “Quibell”;
•	various glass bottle designs;
•	bottle label designs and artwork for water bottle carrypacks;
•	formulas for flavored sparkling water and for teas; and
•	web site coding.

We also own the domain name www.seawrightsprings.com.

Since our business plan no longer includes the retail distribution of bottled water, we have written off our investment in these assets at December 31, 2007.

Research and Development

We did not incur any research and development expenses in the last two years ended December 31, 2007 and 2006.

Employees

As of December 31, 2010, we had one employee, Joel Sens, who serves as our president, chief executive officer, secretary and treasurer.

Item 1A. Risk Factors.

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment.  We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risks Related To Our Business

Our accountants have indicated that if we do not generate enough cash from operations to sustain our business we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Since inception, we have accumulated substantial losses. Conditions exist that raise substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

We have had losses since our inception, expect losses to continue in the future and may never become profitable.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2007, we have accumulated losses totaling $7,752,530.

We have a limited operating history, an unproven market for our spring water, and may never achieve or sustain profitable operations.

We have only been operating for a short time and have not yet achieved significant sales or made a profit from operations. We have generated limited revenues from our current products of $13,015 from inception through December 31, 2007.

We initially tried to market our spring water as a proprietary brand, but decided that the marketing and distribution costs needed to build a consumer brand exceeded the capital resources available to us.  Therefore, we have decided to focus on bulk sales of our water to other bottlers, and to municipal, commercial and agricultural users; however, to date, we have not reached any agreements to sell our water in bulk.

We have not conducted any market surveys or studies to determine if there is a market for our bulk sales of our water.  Water is costly to transport in relation to its value, which may limit any potential bulk buyers of our water to users in our immediate geographic area, or users that are willing to locate their commercial establishment or bottling operations near our property to take advantage of our water supply.  As a result of the above factors, we may never achieve or sustain profitable operations.

We have substantial indebtedness, which we may not be able to pay.

We have substantial indebtedness which we are unable to pay from our operations or current assets.  As of May 31, 2011, our property in Mt. Sydney, Virginia is subject to a first mortgage for $750,000, and we have about $200,000 in accounts payable.  In addition, we have over $750,000 of other notes payable, many of which are past due or in default.  We have also entered into put arrangements with prior noteholders who have converted their notes into common stock, which entitle the holders under certain circumstances to put their shares back to us for the amount of their original obligation. We currently do not have any revenue producing operations, and minimal cash.  Accordingly, we are not able to pay all of our indebtedness according to its terms.  We have succeeded in negotiating settlements with most of our creditors, under which the creditors have agreed to convert their debt into common stock or be repaid at a discount or both.  However, if we are not able to negotiated settlements, or generate revenues or obtain new capital with which to pay our indebtedness, our creditors may commence legal action against us, which would leave our assets vulnerable to seizure.

Our revenues and operating results are likely to fluctuate significantly.

As a result of our limited operating history and inexperience in marketing our water in bulk, our future quarterly and annual revenues and operating results are difficult to predict, and may fluctuate greatly from period to period based on the nature of the parties that agree to purchase our water in bulk. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

•	how and when our customers introduce new products and services or enhance their existing products and services;

•	our ability to attract and retain new customers and satisfy our customers' demands;

•	our ability to establish and maintain strategic relationships;

•	our ability to attract, train and retain key personnel;

•	the emergence and success of new and existing competition;

•	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

•	Seasonal fluctuations in our customers’ demand for water;

•	costs and effects related to the acquisition of businesses or technology and related integration; and

•	costs of litigation and intellectual property protection.

For these reasons, you should not rely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

We may be subject to product liability claims and our insurance may not be adequate to cover such claims.

The marketing and selling of our products will expose us to product liability risk. Any future claim against us for product liability could materially and adversely affect our business, financial condition, and results of operations and result in negative publicity. Even if we are not found liable, the costs of defending a lawsuit can be high.

We currently do not carry insurance for this type of liability.

We are subject to substantial competition and so may not have the ability or the capital to compete effectively.

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

We must comply with environmental regulations or we may have to pay expensive penalties or clean-up costs

We are subject to federal, state and local laws, and regulations regarding protection of the environment, including air, water, and soil. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged and later found not responsible for such contamination or clean up, the cost of defending the charges could be high.

If we do not comply with government regulations, we may be unable to ship our products or have to pay expensive fines or penalties

We are subject to regulation by state and federal governments and governmental agencies. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our bulk water generate revenues. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations that could adversely affect our business.

Insiders can exert significant control over our policies and affairs

As of May 31, 2011, our chief executive officer and principal stockholder, Joel Sens, beneficially owned approximately 17.3% of our outstanding common stock on a fully-diluted basis. As a result, Mr. Sens effectively controls all of our affairs and policies, including matters requiring stockholder approval, such as amendments to our certificate of incorporation, fundamental corporate transactions including mergers, acquisitions and the sale of the company, and other matters involving the direction of our business and affairs. Although you may vote your shares, you will have limited influence on our business and management.

We currently have one employee and we may not be able to execute our business plan without his services

Mr. Sens is presently our sole employee and is employed without any formal contract establishing terms of employment or compensation. We are therefore dependent upon Mr. Sens, who works for us as an at will employee, with respect to our operations and management. If Mr. Sens is unable to devote substantial time and attention to our operations for whatever reason or decides to change his employment, our business will be materially and adversely affected.

We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to attract and retain such personnel.

We may not be able to successfully manage growth of our business

Our future success will be highly dependent upon our ability to successfully manage the anticipated expansion of our operations. Our ability to manage and support growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems and other procedures, and attract and retain sufficient numbers of qualified technical, sales, marketing, financial, accounting, administrative and management personnel.

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

Risks associated with acquisitions

Although we do not presently intend to do so, as part of our business strategy in the future, we could acquire assets and businesses relating to or complementary to our operations. Any acquisitions by us would involve risks commonly encountered in acquisitions of assets or companies. These risks would include, among other things, the following:

•	we could be exposed to unknown liabilities of the acquired companies;

•	we could incur acquisition costs and expenses higher than anticipated;

•	fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies;

•	we could experience difficulties and expenses in assimilating the operations and personnel of any acquired businesses;

•	our ongoing business could be disrupted and our management’s time and attention diverted; and

•	we could be unable to integrate with any acquired businesses successfully.

Risks Related to Seawright Holdings, Inc. Common Stock

Penny Stock” rules may make buying or selling our securities difficult

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our securities have been thinly traded on the Pink Sheets, which may not provide liquidity for our investors

Our securities are quoted on the Pink Sheets. The Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on the Pink Sheets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Pink Sheets. Quotes for stocks included on the Pink Sheets are not listed in newspapers. Therefore, prices for securities traded solely on the Pink Sheets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline; we have recently settled debts by the issuance of shares.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. In December 2010, we issued 750,000 shares in conversion of indebtedness, and in January 2011 we agreed to issue another 650,000 shares in conversion of indebtedness.  In general, the shares are eligible for sale immediately under Rule 144, and we expect the recipients to try and sell their shares. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares may be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning six months after the stockholders acquired their shares if we are current on our reporting obligations under the Securities Exchange Act of 1934, or one year if we are not. We are not current with our reporting obligations under the Securities Exchange Act of 1934.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any returns on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. During the year ended December 31, 2010, our common stock traded at prices as low as $0.001 per share and as high as $0.19 per share.  Our stock price has historically fluctuated within a broad range each year.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	announcements of technological innovations or new products by us or by our competitors;

•	changes in investor perceptions; and

•	new products or product enhancements by us or our competitors.

The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our principal executive offices are located at 600 Cameron Street, Alexandria, Virginia 22314. We lease these facilities on a month-to-month basis at a cost of $192 per month. We believe these facilities are suitable for our current needs.

We own 145 acres of undeveloped raw land in Mt. Sidney, Virginia, which we acquired in 2003 for $1,000,000.

Item 3. Legal Proceedings.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. (Removed and Reserved).

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to January 9, 2004, there was no public trading market for our securities. On January 9, 2004, our securities began trading on the OTC Bulletin Board (“OTCBB”) maintained by members of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol SWRI.OB. On May 19, 2008, trading in our common stock moved to the Pink Sheets, and our symbol changed to SWRI.PK.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal Year Ended December 31, 2007
	High($)*	Low($)*
First Quarter	1.20	0.40
Second Quarter	2.45	0.96
Third Quarter	1.48	0.20
Fourth Quarter	0.53	0.20

	Fiscal Year Ended December 31, 2006
	High($)*	Low($)*
First Quarter	0.75	0.51
Second Quarter	1.50	0.60
Third Quarter	0.95	0.60
Fourth Quarter	0.75	0.40

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.0 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of May 31, 2011, there were 14,348,399 shares of our common stock issued and outstanding and 30 holders of record of our common stock. The transfer agent of our common stock is OTR, Inc., 1001 SW 5 Avenue, Suite 1550; Portland, OR 97204.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2007, we did not issue any securities in unregistered transactions,

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Plan of Operation

In 2003, we purchased property containing a spring located in Mt. Sidney, Virginia in the Shenandoah Valley with the intention of developing a spring water distribution business. The spring has a flow in excess of 1,000,000 gallons of water daily.

We chose to develop and acquire packaging for selling our water under the brand names Seawright Springs and Quibell. We developed two proprietary Polyethylene Terephthalate, or PET, bottles in a 16.9 ounce size and a 33.8 ounce size. In addition, in June 2005 we acquired from Quibell glass bottle designs for various sized bottles (including 237 ml, 385 ml, 750 ml and 1 liter sizes) as well as labels for various sized sparkling water bottles, spring water bottles and tea bottles (including 237 ml, 385 ml, 750 ml, 1 liter, 1.5 liter and 16.9 ounce bottles).

We ultimately determined that we did not have the capital resources to market and distribute our bottled water as a retail brand, and therefore we discontinued that business strategy.  Our business strategy is now focused on negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.

We do not anticipate that our business will require substantial additional capital to the extent it involves the sale of water in bulk from our existing property, because we expect that such sales will be handled by our existing officer.  However, we are also considering complimentary acquisitions of other natural resources properties, and will need to raise new capital to complete any acquisitions.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

On July 8, 2008, the Company sold real estate property for net proceeds of $2,409,009 for a net gain of $1,448,056.  On September 30, 2009, the Company sold real estate property for net proceeds of $58,831 for a net gain of $32,940.  We do not anticipate the purchase or sale of any significant property, plant or equipment during the next twelve months. We have made improvements to plant and equipment at the spring site, and we have spent approximately $250,000 to complete the renovation of our spring catchment, which protects the water spring from outside elements.

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Stock Based Compensation; and

•	Use of Estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants during the year ended December 31, 2007, and all previously granted stock compensations have vested at the time of grant, therefore the Company had no stock based compensation related to options or warrants recorded during the year ended December 31, 2007. Stock-based compensation expense recognized under ASC 718-10 for the year ended December 31, 2006 was $38,490.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to future contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of Financial Results

Years Ended December 31, 2007 and 2006

Revenues

During the years ended December 31, 2007 and 2006, $7,187 and $3,304 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through December 31, 2007, we have incurred losses of $7,752,530. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $1,208,047 during the year ended December 31, 2007 as compared to $1,227,347 of expenses during the year ended December 31, 2006. Expenses for the year ended December 31, 2007 are composed principally of salary, legal and accounting fees, financing expense on our funding instruments, and consulting fees.

We incurred total other expense of $2,752,099 for the year ended December 31, 2007, as compared to $561,343 for the year ended December 31, 2006.  The substantial increase from 2006 to 2007 was mainly attributable to a charge of approximately $1.2 million in connection with fair value of common shares issued in the induced conversion of notes payable, with the remaining increase attributable to higher levels of interest bearing debt and associated amortization of financing costs.

During the years ended December 31, 2007 and 2006, we incurred net losses of $3,952,959 and $1,785,386, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2007 and 2006:

	2007	2006
Net cash used in operating activities	$(1,632,037)	$(926,166)
Net cash used in investing activities	(85,110)	(337,045)
Net cash provided by financing activities	1,714,606	1,135,340
Net decrease increase in cash and cash equivalents	$(2,541)	$(127,871)

As of December 31, 2007, we had working capital deficit (total current liabilities in excess of total current assets) of $1,821,771, an available cash balance of $445, deferred financing costs – current portion of $40,205 and an accounts payable and accrued liabilities balance of $202,011, notes payable of $1,590,314 and other current liabilities of $70,096.

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. Funds will be needed to meet certain of our obligations that are secured by our property in Mt. Sydney, Virginia, and to fund general and administrative expenses.  We have been working on business development in recent years to fund our cash needs from the bulk sale of our spring water, but if we are not able to negotiate a bulk sales agreement in a timely fashion, we will need to raise new capital to fund our cash needs.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent registered certified public accountants have stated in their report included herein that we have incurred operating losses since our inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2007, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

 The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Joel Sens, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was ineffective due to the Company’s limited resources and limited number of employees.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K were fairly stated in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2007 are fairly stated, in all material respects, in accordance with the US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Group have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9A(T). Controls and Procedures.

None.

Item 9B. Other Information.

None.

 PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company

Joel Sens	46	Chairman, Chief Executive Officer and Chief Financial Officer, Treasurer, Secretary

Mr. Joel Sens, age 46, is the current president, chief executive officer, treasurer and secretary and has served in those positions since 2004. Mr. Sens has also been a director of the Company since our inception. Mr. Sens is an entrepreneur who was a founder of Next Generation Media Corp., a publicly held media holding company, in March 1997. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

We have no other promoters or control persons. The directors named below will serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement.

Board of Directors

Our board currently consists of one director.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.  In 2006, each director was compensated at an annual rate of $7,500, paid quarterly. Since January 1, 2007, our directors have not received any compensation for serving as directors. However, our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

Board Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future, once we have independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our board because we do not have any independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2007 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2007, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act:

•	Joel Sens failed to file a Form 4 or 5 relating to his purchase of 290,000 shares of common stock for $55,000 on November 20, 2007 in a private transaction.

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

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			All Other Compensation
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)
						Total Compensation
Joel Sens, CEO	2007	180,000	0	0	0	180,000
	2006	150,000	0	0	0	150,000

1)	We do not have a formal employment agreement with Mr. Sens. The salary for Mr. Sens was $180,000 and $150,000 for the fiscal years 2007 and 2006, respectively.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Joel Sens	400,000	--	--	0.50	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.00	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.75	10/25/2010	--	--	--	--
Joel Sens	500,000	--	--	2.00	10/25/2010	--	--	--	--

Employment Agreements

We have not entered into an employment agreement with Mr. Sens or any other officer or director.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Attkinson (1)	--	--	--	--	--	--	--
Jeffrey Sens (2)	--	--	--	--	--	--	--
___________________
(1)           Mr. Attkinson resigned on February 28, 2007.

(2)           Mr. Jeffrey Sens resigned on February 4, 2008.

We do not have any policy regarding the compensation of directors and paid no compensation for director services in the year ended December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of May 31, 2011 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (ii) all directors and executive officers of the Company individually and as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Joel Sens 600 Cameron Street Alexandria VA 22314	2,480,214	17.3%

All executive officers and directors as a group (1 person)	2,480,214	17.3%

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Other than as footnoted below, none of these security holders has the right to acquire any shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Mr. Sens’ shares include 85,800 shares owned by Stafford Street Capital LLC, an entity wholly owned by Mr. Sens.

(3)  Based on 14,348,399 shares outstanding at May 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Our President and principal shareholder Joel Sens has advanced funds to the Company for working capital purposes from time to time, which we have repaid each year. Additionally, the total payment we remitted exceeded the total balance due to Mr. Sens in the amount of $42,951 during the year ended December 31, 2006. We have accounted for the excess payment to Mr. Sens as a nonreciprocal transfer to a shareholder for 2006 and, accordingly, have reflected the overpayment as a direct reduction of additional paid-in capital.  During 2007, Mr. Sens contributed capital of $42,951 to the Company to cure the overpayment he received in 2006.  The Company has accounted for the contribution as an addition to paid-in capital.  Mr. Sens also advanced an additional $54,288 (net) for working capital purposes during 2007.  This amount is reflected as related party payable on the Company’s consolidated balance sheet.

From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  During 2006 and 2007, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

•	On June 29, 2006, the Company borrowed $525,000 from Fidelity Bank & Trust Bank, which loan was guaranteed by the Mr. Sens.

•	On June 20, 2007, the Company borrowed $200,000 from Dutchess Private Equities, LP, which loan was guaranteed by Mr. Sens.

•	On September 4, 2007, the Company borrowed $250,000 from Dutchess Private Equities, LP, which loan was guaranteed by Mr. Sens.

One of our directors, Ronald L. Attkisson, is also the principal stockholder of Jones, Byrd and Attkisson, which, from August 2004 until February 2005, acted as placement agent for a private placement of our shares. In connection with its role as placement agent, Jones, Byrd and Attkisson received a fee of $299,700 and was issued 594,000 warrants exercisable for 594,000 shares of our common stock at $0.85 per share. In addition, Jones, Byrd and Attkisson acted as placement agent under an investment agreement with regard to an equity line of credit. Pursuant to the investment agreement, we had the right to put (“put”) our shares of common stock to Dutchess Private Equities Fund, LP (“Dutchess”) on a periodic basis, which was obligated to purchase the shares at the price established by investment agreement.  Under our placement agent agreement for the equity line of credit, we agreed to pay Jones, Byrd and Attkisson 1% of the gross proceeds from each put exercised under the investment agreement, of which Jones, Byrd and Attkisson waived its fee.  Mr. Attkison resigned as a director on February 28, 2007.

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

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between the Company and any of its officers or directors. Under the Company’s Code of Ethics, any conflict of interest between a director or officer and the Company must be referred to the non-interested directors for approval. The Company intends to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions. Since February 2007, the Company has not had any disinterested directors, and since February 2008, Joel Sens has been the sole director.  Accordingly, since February 2007, this policy has been held in abeyance. The Company plans to reinstitute the policy when and if it has dis-interested directors.

Director Independence

The Company periodically reviews the independence of each director. Pursuant to this review, the directors and officers of the Company, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and the Company. If any transactions or relationships exist, the Company then considers whether such transactions or relationships are inconsistent with a determination that the director is independent.  The only director of the Company at this time is Joel Sens, who is not independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$57,000	$68,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$57,000	$68,750

Audit Fees consist of fees billed for professional services rendered for the audit of Seawright Holdings, Inc.’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Seawright Holdings, Inc.’s consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

Pre-Approval Policies and Procedures

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)           Financial Statements.  The following financial statements are included in this report:

Audited consolidated financial statements of Seawright Holdings, Inc. as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, including consolidated balance sheets, statements of operations, statements of cash flows, and statements of changes in stockholders’ deficit.

(a)(2)           Financial Statement Schedules.  The following financial statement schedules are included as part of this report:  none.

(a)(3)           Exhibits.  The following exhibits are included as part of this report by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4*	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010

10.5*	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008

10.6*	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008

10.7*	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010

10.8*	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010

10.9*	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010

10.10*	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010

10.11*	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010

10.12*	Settlement Agreement between Seawright Holdings, LLC, Joel Sens and Theodore J. Kanakis dated January 22, 2011

10.13*	6% Convertible Promissory Note executed by Seawright Holdings, Inc. to American Marketing and Capital, Inc. in the original principal amount of $440,000 dated May 5, 2010

10.14*	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009

10.15*	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010

10.16*	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010

21*	Subsidiaries of the Registrant

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________

* Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.

(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.

(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.

(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.

(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2011

Seawright Holdings, Inc.
a Delaware Corporation

By:      /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2011

By:      /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

EXHIBIT A

SEAWRIGHT HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

AND PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 2007

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2007	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From October 14, 1999 (Date of Inception) December 31, 2007	F-6 – F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2007	F-10 - F-11

Notes to the Consolidated Financial Statements	F-12 - F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Seawright Holdings, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Seawright Holdings, Inc. and its wholly owned subsidiary (the “Company”), a development stage company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007 and the period from October 14, 1999 (date of inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seawright Holdings, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and the period from October 14, 1999 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    /s/ RBSM LLP

New York, New York
June 14, 2011

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$445	$2,986
Deferred financing costs, net - current portion	40,205	325,136
Deposits	-	65,300
Total current assets	40,650	393,422

Property and equipment, net	2,243,405	2,110,037

Other assets:
Deferred financing costs, net – long-term portion	-	226,671
Other assets	25,395	17,993
Intangible asset, net	-	27,343

Total assets	$2,309,450	$2,775,466

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$15,808	$7,227
Accounts payable and accrued expenses	202,011	452,418
Incentive stock liability	-	127,500
Due to related party	54,288	-
Notes payable, current portion	1,590,314	1,179,950
Total current liabilities	1,862,421	1,767,095

Long-term liabilities:
Notes payable, long term portion	510,604	518,022
Convertible notes payable, net of debt discount	34,896	1,190,024
Other long term liabilities	38,120	34,200

Total liabilities	2,446,041	3,509,341

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of December 31, 2007 and 2006	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 and 8,935,474 shares issued and outstanding as of December 31, 2007 and 2006, respectively	13,598	8,936
Common shares to be issued	11,396	-
Additional paid in capital	7,615,945	3,081,760
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(7,752,530)	(3,799,571)
Total stockholders' deficit	(136,591)	(733,875)

Total liabilities and stockholders deficit	$2,309,450	$2,775,466

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2007	2006	December 31, 2007
Revenue, net	$7,187	$3,304	$13,015

Cost and expenses:
Selling, general and administrative	1,171,362	1,215,287	4,697,615
Impairment of trade name	19,529	-	19,529
(Gain) loss on sale of trading securities	-	1,570	(37,356)
Depreciation and amortization	17,156	10,490	34,601
	1,208,047	1,227,347	4,714,389

Operating loss	(1,200,860)	(1,224,043)	(4,701,374)

Other income (expense):
Other income, net	-	21	61,969
Gain on extinguishment of debt	-	-	807,103
Interest expense, net	(2,752,099)	(561,364)	(3,937,129)

Total other income (expense)	(2,752,099)	(561,343)	(3,068,057)

Loss from continuing operations before income taxes and discontinued operations	(3,952,959)	(1,785,386)	(7,769,431)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(3,952,959)	(1,785,386)	(7,769,431)

Income from discontinued operations	-	-	16,901

Net loss	(3,952,959)	(1,785,386)	(7,752,530)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(3,952,959)	$(1,785,386)	$(7,777,530)

Loss per common share, basic and assuming fully diluted	$(0.33)	$(0.20)

Weighted average number of common shares outstanding, basic and assuming fully diluted	11,839,193	9,005,009

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

										Deficit
							Additional	Common	Preferred	Accumulated During
	Preferred Stock:		Common stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Net loss	-	$-	-	$-	-	$-	$-	$-	$-	$(1,291)	$(1,291)
Balance, December 31, 1999	-	-	-	-	-	-	-	-	-	(1,291)	(1,291)
Common stock issued on September 30, 2000 in exchange for convertible debt at $0.50 per share	-	-	78,000	78	-	-	38,922	-	-	-	39,000
Common stock issued on November 27, 2000 in exchange for convertible debt at $0.50 per share	-	-	26,000	26	-	-	12,974	-	-	-	13,000
Net loss	-	-	-	-	-	-	-	-	-	(157,734)	(157,734)
Balance, December 31, 2000	-	-	104,000	104	-	-	51,896	-	-	(159,025)	(107,025)
Common stock issued January 1, 2001 in exchange for convertible debt at $0.50 per share	-	-	174,000	174	-	-	86,826	-	-	-	87,000
Common stock issued on January 2, 2001 to founders in exchange for services rendered at $0.001 per share	-	-	5,000,000	5,000	-	-	20	-	-	-	5,020
Common stock issued on January 2, 2001 in exchange for services rendered at $0.50 per share	-	-	90,000	90	-	-	44,910	-	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	-	(556,921)	(556,921)
Balance, December 31, 2001	-	$-	5,368,000	$5,368	-	$-	$183,652	$-	$-	$(715,946)	$(526,926)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

										Deficit
							Additional	Common	Preferred	Accumulated During
	Preferred Stock:		Common stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	5,368,000	$5,368	-	$-	$183,652	$-	$-	$(715,946)	$(526,926)
Net loss	-	-	-	-	-	-	-	-	-	(357,588)	(357,588)
Balance, December 31, 2002	-	-	5,368,000	5,368	-	-	183,652	-	-	(1,073,534)	(884,514)
Preferred stock issued in exchange for cash at $5.00 per share	55,000	55	-	-	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for services rendered	-	-	-	-	-	-	5,276	-	-	-	5,276
Net income	-	-	-	-	-	-	-	-	-	506,846	506,846
Balance, December 31, 2003	55,000	55	5,368,000	5,368	-	-	463,873	-	-	(566,688)	(97,392)
Preferred stock cancelled in exchange for stock options exercised at $0.5625 per share	(5,000)	(5)	160,000	160	-	-	64,845	-	-	-	65,000
Common stock issued on April 8, 2004 in exchange for cash at $0.30 per share	-	-	300,000	300	-	-	89,700	-	-	-	90,000
Common stock issued and subscribed in connection with private placement	-	-	2,404,978	2,405	-	-	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to common stock	(50,000)	(50)	500,000	500	-	-	(450)	-	-	-	-
Preferred stock dividend	-	-	50,000	50	-	-	24,950	-	(25,000)	-	-
Warrants issued to consultants in exchange for services rendered	-	-	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to convertible debentures	-	-	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to shareholder	-	-	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability upon issuance of put agreement	-	-	-	-	-	-	(90,000)	-	-	-	(90,000)
Net loss	-	-	-	-	-	-	-	-	-	(331,449)	(331,449)
Balance, December 31, 2004	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

										Deficit
							Additional	Common	Preferred	Accumulated During
	Preferred Stock:		Common stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection with common stock subscribed in connection with private placement	-	-	54,998	55	-	-	25,526	(25,581)	-	-	-
Common stock issued in connection with private placement	-	-	37,500	38	-	-	25,150	-	-	-	25,188
Fractional shares-return of proceeds	-	-	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to convertible debentures	-	-	-	-	-	-	3,020	-	-	-	3,020
Expiration of put agreement	-	-	-	-	-	-	90,000	-	-	-	90,000
Contributed capital	-	-	-	-	-	-	89,500	-	-	-	89,500
Net loss	-	-	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)
Balance, December 31, 2005	-	-	8,875,476	8,876			3,014,376	-	(25,000)	(2,014,185)	984,067
Common stock issued on May 1, 2006 in exchange for cash at $0.45 per share	-	-	199,998	200	-	-	89,800	-	-	-	90,000
Contributed capital	-	-	-	-	-	-	54,505	-	-	-	54,505
Stock options issued to consultants in exchange for services rendered	-	-	-	-	-	-	38,490	-	-	-	38,490
Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	-	-	20,000	20	-	-	8,980	-	-	-	9,000
Return of contributed capital to shareholder	-	-	-	-	-	-	(42,951)	-	-	-	(42,951)
Reacquisition of cancellation of shares	-	-	(160,000)	(160)	-	-	(81,440)	-	-	-	(81,600)
Net loss	-	-	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)
Balance, December 31, 2006	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

										Deficit
							Additional	Common	Preferred	Accumulated During
	Preferred Stock:		Common stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)
Common stock issued for cash	-	-	243,542	244	-	-	341,274	-	-	-	341,518
Common stock issued in exchange for notes payable and penalties	-	-	756,459	756	-	-	778,796	-	-	-	779,552
Fair value of incremental considerations in connection with induced conversion	-	-	-	-	-	-	1,215,417	-	-	-	1,215,417
Common stock issued in connection with exercise of options and warrants	-	-	594,720	594	-	-	347,912	-	-	-	348,506
Common stock issued in exchange for financing incentives and incentive stock liability	-	-	340,000	340	-	-	174,810	-	-	-	175,150
Contributed capital by director	-	-	-	-	-	-	42,951	-	-	-	42,951
Common stock issued in exchange for convertible notes and interest expenses	-	-	2,628,204	2,628	13,407	11,396	1,583,125	-	-	-	1,597,149
Common stock issued in exchange for services rendered at $0.50 per share	-	-	100,000	100	-	-	49,900	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	-	-	(3,952,959)	(3,952,959)
Balance, December 31, 2007	-	$-	13,598,399	$13,598	13,407	$11,396	$7,615,945	$-	$(25,000)	$(7,752,530)	$(136,591)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From
			October 14, 1999
			(date of inception)
	For the year ended December 31,		through
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(3,952,959)	$(1,785,386)	$(7,752,530)
Income from discontinued operations	-	-	(16,901)
Net loss from continuing operations	(3,952,959)	(1,785,386)	(7,769,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,156	10,489	34,600
Amortization of debt discounts	424,636	120,819	685,313
Amortization of deferred financing costs	576,074	165,662	923,633
Fair value of consideration with induced notes payable conversion	1,215,417	-	1,215,417
Interest expense financed through issuance of note payable	-	40,000	40,000
Accretion of interest on trade name liability	3,920	3,517	9,058
Gain on extinguishment of debt	-	-	(807,103)
Financing expense attributable to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders	-	-	5,020
Common stock issued as financing incentives	47,650		47,650
Common stock issued in exchange for services rendered	50,000	-	95,000
Common stock issued in exchange for interest expenses and penalties	216,649	-	216,649
Impairment of trade name	19,529		19,529
Fair value of stock options issued in exchange for services rendered	-	38,490	43,766
Write off of claimed receivable	-	-	6,000
Changes in operating assets and liabilities:
Marketable securities-trading	-	120,917	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	(32,647)	(32,647)
Deposits and other assets	298	60,000	(65,002)
Purchase of intangible	-	-	(10,000)
Accounts payable and accrued expenses	(250,407)	331,973	961,415
Net cash used in continuing operating activities	(1,632,037)	(926,166)	(4,403,626)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	(1,632,037)	(926,166)	(4,386,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(85,110)	(337,045)	(1,000,873)
Net cash used in investing activities	(85,110)	(337,045)	(1,000,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	8,581	7,227	15,808
Proceeds from sale of common stock, net	341,518	99,000	2,006,683
Non reciprocal (transfer to) receipt from shareholder	42,951	11,554	(14)
Proceeds from issuance of notes payable, net of repayments	918,762	1,099,159	2,156,921
Proceeds from issuance of convertible notes, net	-	-	1,082,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	348,506	-	348,506
Proceeds from related party loans, net	54,288	-	54,288
Repayments of notes payable	-	-	(640,000)
Reacquisition of shares	-	(81,600)	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by financing activities	1,714,606	1,135,340	5,388,043

Net (decrease) increase in cash and cash equivalents	(2,541)	(127,871)	445

Cash and cash equivalents, beginning of period	2,986	130,857	-

Cash and cash equivalents, end of period	$445	$2,986	$445

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From
			October 14, 1999
			(date of inception)
	For the year ended December 31,		through
	2007	2006	December 31, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$197,690	$346,042	$784,349
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$701,552	$-	$701,552
Common stock issued in exchange for convertible notes payable	$1,447,104	$-	$1,447,104
Common stock to be issued in exchange for convertible notes payable	$11,396	$-	$11,396
Common stock issued in exchange for incentive stock liability	$127,500	$-	$127,500
Transfer of deposit to property and equipment	$57,600	$-	$57,600
Capitalized financing costs in connection with incentive stock liability	$-	$127,500	$127,500
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses of $7,752,530.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Seawright Springs LLC. Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

The Company applied Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The Company’s short-term financial instruments, including cash, prepaid expenses and other assets and accounts payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 4 to 20 years.

Long-Lived Assets

The Company applies Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company applies Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic losses per share have been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants, and convertible notes payable have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares of 47,059 and 1,837,941 for the years ended December 31, 2007 and 2006, respectively, were excluded as common stock equivalents in the loss per share computation.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company has only 1 full-time employee and no part-time employees.    The Company is heavily dependent on the continued active participation of this current executive officer. The loss of senior management could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2007 and 2006 and from October 14, 1999 (date of inception) through December 31, 2007.

Stock based compensation

Effective for the year beginning January 1, 2006, the Company applies Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s one principal operating segment.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense in the amount of $335,286, $0, and $335,286, respectively, for the years ended December 31, 2007 and 2006, and for the period from October 14, 1999 (date of inception) through December 31, 2007.

Reclassification

Certain amounts in the prior year’s consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets

The Company accounts for and reports intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) (ASC 805-10),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 (ASC 810-10), "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1 (ASC 808-10), “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB” issued SFAS No. 161 (ASC 815-10), “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3 (ASC 350-30),“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 (ASC 470-20)"Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1 (ASC 260-10), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5 (ASC 815-40), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4 (ASC 470-20), “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (ASC Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification.
In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company does not expect a material impact upon adoption on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. The Company does not expect a material impact upon adoption on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010.  The adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect to have a significant impact on its financial statements with the adoption of ASU 2010-20.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 does not expect to have a material effect on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2007, the Company incurred net losses of $3,952,959, net losses of $7,752,530 since its inception from October 14, 1999 through December 31, 2007 and used $4,386,725 in cash for operating activities from its inception through December 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The Company is also pursuing additional debt or equity financing through discussions with private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.
The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location in Staunton, Virginia. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 (excluding the $10,000 refundable deposit made previously) of the remaining purchase price at settlement and financed the remaining $140,000.  The land acquired in the years ended December 31, 2005 and 2006 was sold subsequent to the date of the financial statement (see Note 16 – Subsequent Events).

Major classes of property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Land	$1,965,000	$1,965,000
Equipment	32,167	32,167
Building improvements	261,307	118,595

	2,258,474	2,115,762
Less - accumulated depreciation	(15,069)	(5,725)

	$2,243,405	$2,110,037

Depreciation expense was $9,344, $2,676, and $15,067 for the years ended December 31, 2007, 2006, and for the period from October 14, 1999 (date of inception) through December 31, 2007, respectively.

NOTE 4 - INTANGIBLES

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. To date, the liability of $50,000 remains unpaid. The royalty payable under this intangible has been recorded at its present value of $38,120 at December 31, 2007 and is included in other long-term liabilities. The intangibles have been recorded at the carrying amount net of the discount amortized and charged to interest expense in relation to these intangibles.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 – INTANGIBLES (Continued)

In accordance with ASC 350-10, the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  During the year ended December 31, 2007, the Company management performed an evaluation of its intangible assets for purposes of determining the implied fair value of the assets at December 31, 2007. The test indicated that the recorded remaining book value of the intangibles exceeded its fair value at December 31, 2007.  As a result, upon completion of the assessment, management recorded an impairment of $19,529 during the year ended December 31, 2007 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates. Amortization of intangibles charged to operations amounted to $7,812, $7,814, and $19,534 for the years ended December 31, 2007, 2006, and for the period from October 14, 1999 (date of inception) through December 31, 2007, respectively.

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2007	2006
Deferred financing costs	$963,838	$899,366
Less - accumulated amortization	(923,633)	(347,559)
	40,205	551,807
Less - current portion	(40,205)	(325,136)
Deferred financing costs - long-term	$-	$226,671

Amortization expense on deferred financing costs was $576,094, $165,662 and $923,633 for the years ended December 31, 2007 and 2006, and for the period from October 14, 1999 (date of inception) through December 31, 2007, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
9.375 % per annum note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	$522,918	$524,236

7% per annum note payable, due on or before July 1, 2008, uncollateralized. Default interest rate is 2% per month.	300,000	-

15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement at December 31, 2007 due to delinquent in payment of interest.	928,000	515,000

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE (Continued)

	December 31, 2007	December 31, 2006
(Continued)
17% per annum note payable, net of unamortized debt discount of $0 and $121,264, respectively, for the years ended December 31, 2007 and 2006; monthly principal and interest payments of $65,000, matured in December 2007; collateralized by signed put notices and property of the Company and personal property of the President of the Company. This note was settled in full as of December 31, 2007.	-	658,736

12% per annum note payable, due on or before January 31, 2008, collateralized by signed put notices.	100,000	-

14% per annum note payable, due on or before January 31, 2008, collateralized by signed put notices	250,000	-
	2,100,918	1,697,972
Less: current portion	1,590,314	1,179,950
Note payable – long term	$510,604	$518,022

Aggregate maturities of long-term debt as of December 31, 2007 are as follows:

Fiscal Year
2008	$1,590,314
2009	510,604
$2,100,918

Fidelity & Trust Bank Loan

On June 29, 2006, the Company borrowed $525,000 from Fidelity & Trust Bank (the “Lender”).  The loan bore interest a rate of 9.375% per annum. The loan was payable in 35 regular installments of $4,592 each and one balloon payment, equal to the principal balance of the Loan, accrued interest, and other applicable fees, costs and charges, due on June 29, 2009. The Loan was secured by a first mortgage on certain real property owned by the Company.  This loan was repaid in full on July 8, 2008. (See Note 16 – Subsequent Events).

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment subsequent to December 31, 2007, and on January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on certain property of the Company. On January 22, 2011 the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 16 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE (Continued)

Charter House, LLC Loan

On June 8, 2006, the Company issued a note to Charter House, LLC in the amount of $350,000.  The note bore interest at 15% per annum, and matured on December 8, 2006, subject to the Company’s right to extend the maturity date for six months and payment of an extension fee of 3% of the outstanding principal balance.  The note provided for monthly payments of interest.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.

On October 5, 2006, the Company and Charter House, LLC modified the note to increase the principal balance to $515,000.  On February 1, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $645,000.  On November 27, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $928,000.  The note as modified matured on June 8, 2008.  Subsequent to December 31, 2007, the loan was partially repaid, and on May 5, 2010 the Company and Charter House entered to a forbearance agreement pursuant to which the Company partially repaid the accrued interest and penalties and the maturity date was extended to December 31, 2010. The loan become default after December 31, 2010 as the Company failed to repay the outstanding balance. (See Note 16 – Subsequent Events).

Dutchess Private Equities Fund, LP Loan

$780,000 Note

On December 6, 2006, the Company issued a note to Dutchess Private Equities Fund, LP (“Dutchess”) in the amount of $780,000, which bore interest at 0% per annum and was due and payable in full on December 6, 2007.  The Company received net proceeds of $650,000 under the note, which resulted in an implied interest rate of approximately 17% per annum.  The prepaid interest of $130,000 was accounted for as debt discount and amortized over the term of the note. Amortization of debt discount for the years ended December 31, 2007 and 2006 amounted $121,264 and $8,736, respectively. In addition, the Company also agreed to issue 250,000 shares of its common stock to Duchess. The fair value of the shares, $127,500, was accounted for as deferred financing costs and an incentive stock liability was recorded to account for the Company’s obligation at year end 2006. The 250,000 shares were issued during the year ended December 31, 2007 and the deferred financing costs were amortized over the life of the note.

The loan is collateralized by signed put notices pursuant to an investment agreement with Dutchess to provide the Company with an Equity Line of Credit (see Note 14). In accordance with the note, the Company promised to pay to Dutchess in the amount of the greater of (a) 100% of the amount of money realized upon each sale of the Company’s common stock sold to Dutchess or (b) in 12 monthly increments of $65,000. The note was also collateralized by a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, the President of the Company pledged certain personal property.

During the year ended December 31, 2007, the Company partially repaid the note and issued an aggregate of 756,459 shares of common stock, valued at $779,552, to Dutchess to settle the remaining outstanding balance in the amount of $701,552, and penalty of $78,000.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE (Continued)

$200,000 Note

On June 20, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $200,000, which bore interest at 12% per annum and was due and payable in full on December 20, 2007.  The Company received net proceeds of $185,000 under the note.  In addition, the Company agreed to issue 40,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 40,000 shares of common stock were valued at $21,200 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that the maturity date was extended to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices pursuant to an investment agreement with Dutchess to provide the Company with an Equity Line of Credit (see Note 14), as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, the President of the Company pledged certain personal property. As of December 31, 2007, the Company repaid $100,000 of the loan and the remaining outstanding balance was $100,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note. (See Note 16 – Subsequent Events)

$250,000 Note

On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum and was due and payable in full on March 4, 2008.  The Company received net proceeds of $235,000 under the note.  In addition, the Company agreed to issue 50,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 50,000 shares of common stock were valued at $26,450 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that the maturity date was modified to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices pursuant to an investment agreement with Dutchess to provide the Company with an Equity Line of Credit (see Note 14), as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens pledged certain personal property. As of December 31, 2007, the remaining outstanding balance was $250,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note. (See Note 16 – Subsequent Events)

The put notices are rights granted to Dutchess to purchase the Companies’ common shares at market price, and the purchase price due from Dutchess is taken as a reduction from the outstanding loan amount at that time the rights are exercised.

NOTE 7 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

In August 2004, the Company commenced a private offering of up to 1,000 units at $3,000 per unit. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 1 warrant to purchase 300 shares of the Company’s common stock at $0.85 per share.  The Convertible Notes accrue interest at 11% per annum, payable and due in September 2009.  The Convertible Note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share anytime after six months from the issuance date of the Convertible Note.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

As of December 31, 2005, the Company received total proceeds of $2,665,116, net of placement costs and fees of $331,884, for 999 units subscribed.  Pursuant to the terms of the offering, the Company issued to the investors Convertible Notes in an aggregate amount of $1,498,500.  The Company is obligated to issue 2,497,500 shares of its common stock, valued at $1,563,376, to the investors in connection with the offering.  The Company also issued to investors an aggregate of 999 warrants to purchase 299,700 shares of common stock as of December 31, 2005.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors.  As of December 31, 2005, the Company had recognized a discount to the notes in the amount of $280,207.  The note discount is being amortized over the maturity period of the notes, being five years.  As of December 31, 2005, the Company had recognized a total of $280,207 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being five years, as interest expense.

In connection with the placement of the Convertible Notes, the Company issued detachable warrants granting the holders the right to acquire a total of 299,700 shares of the Company’s common stock at $0.85 per share as of December 31, 2005.  The warrants expire five years from their issuance.  As of December 31, 2005, the Company had recognized the value attributable to the warrants, being $190,143, to additional paid-in capital.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 296%.

During the year ended December 31, 2007 the Company offered additional consideration on the Convertible Notes in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with ASC 470-20 by recognizing an expense of $1,215,417 which is equal to the excess of the fair value of the additional consideration issued as compared to the original conversion terms.  The note holders agreed to convert a total of $1,458,500 of convertible notes and accrued interest of $138,649 into 2,641,611 shares of common stock. The Company issued 2,628,204 shares of common stock as of December 31, 2007, with the remaining 13,407 shares of common stock accounted for as stock to be issued.

The Company amortized and wrote off the convertible notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $303,372 and $112,083 for the years ended December 31, 2007 and 2006, respectively. The amount charged to interest expense during the year ended December 31, 2007 included the unamortized portion pertaining to the notes discount and beneficial conversion feature of the converted notes which was written-off upon the conversion of the notes.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The Company amortized and wrote off $79,106 and $31,197 for the years ended December 31, 2007 and 2006, respectively, in relation to the deferred financing costs.  The amount charged to financing expense during the year ended December 31, 2007 included the unamortized portion pertaining to the converted notes which was written-off upon the conversion of the notes.

A summary of convertible promissory notes payable at December 31, 2007 and 2006 is as follows:

	2007	2006
Convertible notes payable (“Convertible Notes”); 11% per annum; maturing in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$1,498,500
Debt Discount – beneficial conversion feature, net of accumulated amortization of $277,655 and $125,970 at December 31, 2007 and 2006, respectively	(2,552)	(154,238)
Note Discount, net of accumulated amortization of $277,655 and $125,970 at December 31, 2007 and 2006, respectively	(2,552)	(154,238)
Total	$34,896	$1,190,024
Less: current portion	-	-
Convertible Note- long term portion	$34,896	$1,190,024

NOTE 8 - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company is authorized to issue 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 shares of its preferred stock at par value of $0.001 per share as Series A Convertible Preferred Stock. As of December 31, 2007 and 2006, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company is authorized to issue 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2007 and 2006, there were 13,598,399 and 8,935,474 shares of common stock issued and outstanding, respectively.

In March 2000, the Company issued $124,000 of notes payable convertible into common stock at a price equal to $0.50 per share. During the year ended December 31, 2000, the holders of the notes payable converted $52,000 principal amount of the notes into 104,000 shares of the Company's common stock.

In January 2001, the holders of the remaining $72,000 principal amount of notes payable issued in 2000 exercised their right to convert the unpaid principal into 144,000 shares of the Company's common stock.

In January 2001, $15,000 of convertible notes payable were issued and converted into 30,000 shares of the Company's common stock.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - CAPITAL STOCK (Continued)

In January 2001, the Company issued 5,000,000 shares of its common stock to the Company's founders in exchange for services provided to the Company from its inception. The Company valued the shares issued at $0.001 per share, which approximated the fair value of the services rendered. The compensation costs of $5,020 were charged to operations during the year ended December 31, 2001.

In January 2001, the Company issued 90,000 shares of its common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $0.50 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $45,000 were charged to income during the year ended December 31, 2001.

During the year ended December 31, 2003, the Company authorized the issuance of 60,000 shares of newly designated Series A Convertible Preferred stock, with a par value of $0.001 per share. As of December 31, 2003 the Company issued 55,000 shares of the Series A Convertible Preferred stock in exchange for $275,000, net of costs and fees.  The Series A Convertible Preferred Stock was convertible into the Company's common stock at the option of the holder at a ratio of ten (10) shares of common stock for each share of preferred stock if converted before the first anniversary of the original issue date and at a ratio of five (5) shares of common stock for each share of preferred stock if conversion is made after the first anniversary but before the second anniversary.

The Series A Convertible Preferred Stock was redeemable for cash at the option of the Company, any time after the first anniversary of the original issue date but before the second anniversary. The Series A Convertible Preferred Stock was entitled to cumulative dividends when and if declared by the Company's Board of Directors at a per share rate of 10% per annum of the original issue price. At the option of the holders of the Series A Convertible Preferred Stock, accrued and unpaid cumulative dividends could be applied to the purchase of additional shares of the Company's common stock upon conversion of the Series A Convertible Preferred Stock to common stock. The Series A Convertible Preferred Stock ranked senior to the common stock. The Series A Convertible Preferred Stock had a liquidation preference of payment of the original purchase price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on such shares.

The fair value of the Company's common stock at the time the conversion option was granted was below the conversion price of the Series A Convertible Preferred Stock. Accordingly, the Company recognized no beneficial conversion feature embedded in the Series A Convertible Preferred Stock.

In April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $0.5625 per share, for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expenses and was charged to operations during the year ended December 31, 2004. The preferred shares tendered were subsequently cancelled by the Company.

In April 2004, the Company issued an aggregate of 300,000 shares of its restricted common stock to an investor in exchange for $90,000 of proceeds, net of costs and fees.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - CAPITAL STOCK (Continued)

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

In December 2006, the Company repurchased 160,000 shares of common stock from a former employee for $1.25 per share. As, the amount paid per share was considered to be significantly in excess of the market price of $0.51 per share thereby creating a presumption that the purchase price is not attributable to the stock value alone. As such, the excess amount of $0.74 per share is deemed to be attributable to a severance payment and $118,400 was charged to compensation expense in 2006. The shares were retired by the Company immediately after repurchase.

During the year ended December 31, 2007, the Company issued an aggregate 243,542 shares of common stock for net cash proceeds of $341,518.  The Company also issued an aggregate of 756,459 shares of common stock in exchange for repayment of notes payable in the amount of $701,552 and $78,000 of penalty and fees.

During the year ended December 31, 2007, the Company issued an aggregate of 594,720 shares of common stock as a result of the exercise of 175,000 stock options and 594,921 warrants.  The options and warrants had exercise prices ranging $0.56 to $0.85 per share.  The Company received total proceeds of $348,506.  The 175,000 options exercised were one option for one share of common stock, and 921.17 warrants exercised were one warrant for 300 shares of common stock and 594,000 warrants exercised on a cashless basis in exchange for 143,370 shares of common stock (see Note 9)

During the year ended December 31, 2007 the Company issued an aggregate of 340,000 shares of common stock to a note holder in exchange for financing incentives. The shares were valued at $175,150, of which $127,500 was accrued during the year ended December 31, 2006 and $47,650 was charged to interest expense during the year ended December 31, 2007.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - CAPITAL STOCK (Continued)

During the year ended December 31, 2007, the Company issued 100,000 shares of the Company’s commons stock for services rendered valued at $50,000, which approximately the fair value of the shares at the time the shares were issued.

During the year ended December 31, 2007, the Company issued an aggregate 2,628,204 shares of its common stock and agreed to issue 13,407 shares of common stock in connection with conversion of notes payable. The common shares issued and to be issued settled convertible notes in the amount of $1,458,500 and interest expense of $138,649.

Termination and Put Agreement

As described above, in April 2004, the Company issued 160,000 shares of its common stock to a shareholder in exchange for previously issued stock options exercised at $0.5625 per share, for a total of $90,000. In exchange for the shares, the holder of the options paid $63,500 in cash, and tendered 5,000 shares of the Company's previously issued Series A preferred stock valued at $5 per share. The remaining balance of $1,500 was accounted for as financing expense and was charged to operations during the year ended December 31, 2004.

In October 2004, the Company entered into an agreement (termination agreement) granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $.5625 per share. The Company accounted for the puts and classified the fair value attributable to the put option as an accrued liability, as the puts issued under the termination agreement embody an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured using Black Scholes pricing model at its fair value of $170,256 as of the date of the agreement. And the equity was reduced by the original value of the shares, being $90,000, with the remaining value of $80,256 being charged to other expense during the year ended December 31, 2004.

In October 2005, the termination agreement and puts expired without being exercised. At the time of expiration, the fair value of the accrued liability attributable to the puts was $87,984. Accordingly, equity has been increased by the original value of the shares, being $90,000, with the remaining value of $2,016 being charged to other expense during the year ended December 31, 2005.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $2.00	1,500,000	2.82	$ 1.35	1,500,000	$ 1.35

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	1,600,000	$1.35
Granted	75,000	0.65
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	1,675,000	1.33
Granted	-	-
Exercised	(175,000)	0.65
Canceled or expired	-	-
Outstanding at December 31, 2007	1,500,000	$1.35

The estimated value of the compensatory options granted to a consultant during the year ended December 31, 2006 in exchange for services rendered was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 111%. The Company charged $38,490 to operations in connection with these options during the year ended December 31, 2006. During the year ended December 31, 2007, the Company issued 175,000 shares of common stock in exchange for 175,000 options exercised. Total proceeds received were $113,609, net of costs and fees.

Warrants

In connection with the Company’s Private Placement (Note 7) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock.  Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.85	77.83	1.69	$ 0.85	77.83	$ 0.85

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2005	893,700	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	893,700	$0.85
Granted	-	-
Exercised	(870,350)	0.85
Canceled or expired	-	-
Outstanding at December 31, 2007	23,350	$0.85

During the year ended December 31, 2007, the Company issued 276,350 shares of common stock in exchange for 921.17 warrants. These warrants were exercisable at one warrant for 300 shares of common stock. The Company also issued 143,370 shares of common stock in exchange for 594,000 warrants. These warrants were exercisable at one warrant for one share of common stock, however, the warrant holder elected to exercise on a cashless basis and accordingly received a lower number of shares. The cashless exercise settled the 594,000 one-for-one warrants granted to the placement agent.

NOTE 10 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes.  The Company had paid in full the amount due to the Company’s President during the year ended December 31, 2006.  Additionally, the total payment the Company remitted exceeded the total balance due to the Company’s President in the amount of $42,951 during the year ended December 31, 2007.  The Company has accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder for 2006 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During the year ended December 31, 2006, the Company’s President contributed capital of $54,505 to the Company in direct response to the excess payment in prior years. The Company has accounted for the contribution as an addition to paid-in capital.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2007, the Company’s President contributed capital of $42,951 to the Company in direct response to the excess payments at December 31, 2006. The Company has accounted for the contribution as additional paid-in capital.  The Company’s President also advanced an additional $54,288, net of repayments, to the Company for working capital purposes during the year ended December 31, 2007.  This amount is accounted for as Due to Related Party on the consolidated balance sheets.

As described in Note 6, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 16 – Subsequent Events)

NOTE 11-LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2008
Loss available for common shareholders	$(3,952,959)	$(1,785,386)
Basic and fully diluted loss per share	$(0.33)	$(0.20)
Weighted average common shares outstanding-basic and fully diluted	11,839,193	9,005,009

During the years ended December 31, 2007 and 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share (see Note 1).

NOTE 12 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,500,000, expiring through the year 2027, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

 NOTE 12 – INCOME TAXES (Continued)

Deferred net tax assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax asset	$2,149,000	$1,379,000
Less valuation allowance	(2,149,000)	(1,379,000)
Net deferred tax asset	$0	0

The provision for income taxes consists of the following:

	2007	2006
Current tax (benefit)	$(770,000)	$(648,000)
Increase to deferred tax valuation allowance for net operating loss carry forward	770,000	648,000
Net provision	$0	0

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2007	2006
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.9%	3.9%
	38.9%	38.9%

Net operating loss carry forwards expiring through year of 2027 are summarized below:

Estimated net operating loss carry forwards 2005 and prior	$1,850,000
Estimated net operating loss carry forwards 2006	1,650,000
Estimated net operating loss carry forwards 2007	2,000,000
Total	$5,500,000

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.

The Company has not filed its tax returns since year ended December 31, 2007, but is in the process of having them filed with the appropriate U.S. Federal, and state and local tax authorities.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2007 and 2006. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2007 and 2006 was $2,339 and $2,253, respectively, and was charged to operations in the period incurred.

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

Litigation

As of December 31, 2007, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 14 – INVESTMENT AGREEMENT

On September 12, 2005, the Company entered into an investment agreement (Agreement) with Dutchess Private Equities Fund, LP (“Dutchess”) to provide the Company with an Equity Line of Credit. Pursuant to the Agreement, Dutchess has agreed to provide the Company with up to $5,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the Securities and Exchange Commission. During this 36 month period, the Company may request a draw down under the Equity Line of Credit by which the Company would sell shares of its common stock to Dutchess, which is obligated to purchase the shares under the Agreement. The Company may, at its election, require Dutchess to purchase an amount equal to no more than either (a) 200% of the average daily volume of the Company’s common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put notice date or (b) $100,000; provided that the Company may not request more than $1,000,000 in any single put notice. On the trading day following the put notice date, a pricing period of five trading days will begin. The purchase price for the common stock identified in the put notice will be equal to 95% of the lowest closing best bid price of the Company’s common stock during the pricing period. The Company is under no obligation to draw down under the Equity Line of Credit. In November 2006, a registration statement pertaining to the Company’s common stock was declared effective by the Securities and Exchange Commission.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 14 – INVESTMENT AGREEMENT (Continued)

In December 2006, the Company issued a $780,000 Note to Dutchess (see Note 6) in connection with the investment agreement, terms and conditions of which were as described in Note 6. This Note was repaid in full in April 2007. In May 2007, the Company issued an aggregate of 243,542 shares of common stock to Dutchess under the line of credit in exchange for $341,518 of cash proceeds. These common shares were subscribed by Dutchess in exchange for cash and were accounted for as capital transactions. In June and September 2007, the Company issued two additional Notes to Dutchess (the $200,000 and $250,000 Notes) in connection with the investment agreement, terms and conditions of which were as described in Note 6. These two Notes were settled and repaid in full in April 2008. The Company had no further draw downs of the line of credit and did not issue any further Notes to Dutchess subsequent to the complete pay-off of the $200,000 and $250,000 Notes in April 2008.

NOTE 15 — FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of its Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

NOTE 16- SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

On February 26, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due June 26, 2008.  On March 3, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due July 3, 2008.  The Company did not pay either note on its maturity date.  Amicus Funding, Inc. (“Amicus”) later acquired both notes from the original lenders.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

On February 10, 2009, the Company, Amicus and the President of the Company, Joel Sens, entered into a settlement agreement with respect to the two notes owned by Amicus, in which the Company paid Amicus $12,000 in cash and executed a note payable to Amicus in the amount of $112,000, and Mr. Sens executed a promissory note payable to Amicus in the amount of $85,000 to evidence a personal debt Mr. Sens owed to Amicus resulted from options and stock purchase agreement between Amicus and Mr. Sens.  The note executed by the Company bore interest at 12% per annum.  All principal and interest due under the note was due and payable on March 31, 2009.

On November 10, 2009, the Company, Amicus and Mr. Sens entered into a settlement agreement with respect to the notes issued to Amicus under the February 10, 2009 settlement agreement.  Under the November 10, 2009 settlement agreement, the Company issued Amicus a note in the amount of $140,000 which bore interest at 10% per annum and was due and payable on January 29, 2010.  The note is subject to a late charge of 5% for any payment not received by its due date.  The note was also secured by a subordinate lien on certain property of the Company located in Augusta County, Virginia.

On November 10, 2010, Amicus agreed to convert the $140,000 note and total unpaid accrued interest of $10,000 into 375,000 shares of the Company’s common stock. Amicus has the right, until March 30, 2011, to put any of the shares back to the Company for cash in the amount of $0.40 per share. The note was converted and the common shares were issued to Amicus in December 2010.

American Marketing and Capital, Inc. Loan Transactions

On April 14, 2008, the Company issued a promissory note to American Marketing and Capital, Inc. (“AMC”) in the amount of $300,000 note.  The note was due October 13, 2008 and was secured by certain real estate of the Company and 2,100,000 common shares of the Company personally owned by the President of the Company.  On May 16, 2008, the Company modified the previously issued $300,000 note, adding additional borrowing of $178,800 with the maturity date of the note remained unchanged.  On May 30, 2008, the Company modified again the previously issued $300,000 note, adding an additional borrowing of $166,500, with the maturity date of the note remained unchanged.  The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens.

On November 7, 2008, the Company and AMC amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collateral as defined pursuant to the original line of credit agreement dated August 28, 2008.

On May 5, 2010, the Company and AMC converted the outstanding amount owed to AMC into a Convertible Note in the original principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

American Marketing and Capital, Inc. Loan Transactions (Continued)

On November 9, 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were supplied by Mr. Sens.

Theodore J. Kanakis Loan Transactions

As described in Note 6, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment subsequent to December 31, 2007. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

On January 22, 2011, the Company, Mr. Kanakis and Mr. Sens entered into an agreement, under which Mr. Kanakis agreed to convert the January 15, 2010 note and unpaid accrued interest and fees into 650,000 shares of the Company’s common stock (the “Conversion Shares”).  Mr. Kanakis has the right to put the Conversion Shares back to the Company at any time from March 31, 2011 to June 30, 2011 in the event he does not receive total proceeds of $186,500 from the sale of the Conversion Shares and the Option Shares, in which event the put price for the Conversion Shares shall be the January 15, 2010 note.  Mr. Kanakis had sold 100,000 of the Option Shares for $12,500, and the parties agreed as part of the settlement that he could sell the remaining Option Shares, subject to a limit price of $0.16 per share.  Mr. Kanakis has a potential buyer to purchase the Conversion Shares for $110,000, and if Mr. Kanakis is not paid by the buyer of the Conversion Shares, he has the right to put his rights and claims against the buyer to the Company in lieu of the Conversion Shares.  If Mr. Kanakis is able to sell the remaining Option Shares, but does not sell or receive payment for the Conversion Shares, then Mr. Kanakis may put the Conversion Shares back to the Company for the January 15, 2010 note, in which event the Company shall be entitled to a credit of $15,000 on the note. To date the 650,000 shares of common stock have not been issued to Mr. Kanakis.

Charter House, LLC Loan Transactions

As described in Note 6, the Company had outstanding notes due to Charter House, LLC in the amount of $928,000 as of December 31, 2007.  On July 8, 2008, the note was partially paid from the proceeds from the sale of certain real estate property of the Company. In August 2008, Charter House advanced an additional $135,000 to the Company. The note bears interest at 24% per annum, is due on September 19, 2008 and collateralized by common stock of the principle stockholder.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

Charter House, LLC Loan Transactions (Continued)

On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be at 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest at 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and it is currently in default.

Pierre Palian Loan Transactions

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.

On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and it is currently in default.

Fidelity & Trust Bank Loan Transactions

As described in Note 6, the Company had outstanding balance due Fidelity & Trust Bank in the amount of $522,918 at December 31, 2007. This loan was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

Dutchess Private Equities Fund, LP Loan Transactions

On June 20, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $200,000, which bore interest at 12% per annum. Modified due date of the note was January 31, 2008.  As described in Note 6, the outstanding balance of the note was $100,000 at December 31, 2007.  On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum. Modified due date of the note was January 31, 2008. As described in Note 6, the outstanding balance of the note was $250,000 at December 31, 2007. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled and paid in full all principal, interest, penalties and fees due under these two notes for $380,000.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

Kent Carr Loan Transaction

On May 5, 2010, the Company issued a note to Kent Carr in the amount of $750,000 secured by a first lien on certain real estate property of the Company in Augusta County, Virginia. The note bore interest at 12% per annum and is due on November 1, 2011. The proceeds of the note were used to partially repay indebtedness to Charter House, LLC and Pierre Palian, and miscellaneous fees and charges, and resulted in net proceeds to the Company of $118,000.  As part of the transaction, Charter House, LLC and Mr. Palian subordinated their first mortgage on certain property of the Company in Augusta County, Virginia to the mortgage lien of Mr. Carr.

Miscellaneous Note or Finance Transactions

On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable to the vendor.

On November 5, 2009, the Company issued a $7,500 note payable with 6% per annum interest, due on demand, and unsecured.

Sale of Property

On July 8, 2008, the Company sold real estate property for net proceeds of $2,409,009 for a net gain of $1,448,056.  In conjunction with the sale of the property, the Company paid off the existing mortgage and other existing notes totally an aggregate of $1,845,135. On September 30, 2009, the Company sold real estate property for net proceeds of $58,831 for a net gain of $32,940.

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 10, the total balance due to Mr. Sens was $54,288 at December 31, 2007. The Company had paid in full the amount due to Mr. Sens subsequent to December 31, 2007 and the total payment the Company remitted exceeded the total balance due to Mr. Sens. At December 31, 2008 and 2009, the excess payment made to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. Total overpayment to Mr. Sens amounted to $648,379 and $666,947, respectively, at December 31, 2008 and December 31, 2009. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

Issuance of Common Stock

As described above, in December 2010 the Company issued 375,000 shares of common stock to Amicus Funding Inc. in connection with the settlement agreement entered into on November 10, 2010, and issued 375,000 shares of common stock to American Marketing and Capital, Inc. pursuant to the settlement agreement dated November 9, 2010.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

Knox County Minerals, LLC

In March 2008, the President of the Company formed Knox County Minerals, LLC (“Knox Minerals”) pursuant to the Delaware Limited Liability Company Act and transferred his interest in Knox County Minerals, LLC to Seawright Holdings, Inc., and as such the Company became the sole owner of Knox County Minerals, LLC.

On May 6, 2008, Knox Minerals entered into an Agreement Regarding Option (the “Assignment Agreement”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to acquire the Option Holders’ rights under a Real Estate Purchase Option dated August 2, 2004 (the “Original Option Agreement”) with Dan D. Stewart and Betsy Stewart (the “Stewarts”) regarding certain land owned by the Stewarts in Knox County, Kentucky (the “Knox Land”).  At the time the parties entered into the Assignment Agreement, the Option Holders had allegedly exercised their option to acquire the Knox Land under the Original Option Agreement, which was contested by the Stewarts, and the dispute was before the Kentucky Supreme Court.

Under the Assignment Agreement, the parties agreed that the purchase price for the Option Holder’s rights under the Original Option Agreement was $3,000,000.  Knox Minerals deposited $100,000 in escrow, and had 30 days to conduct due diligence to determine whether it wanted to complete the purchase.   If Knox Minerals notified the Option Holders that it was declining to complete the purchase within 35 days after the date of the Assignment Agreement, then it was entitled to a full refund of the $100,000 deposit.  If it did not elect to terminate the Assignment Agreement, the $100,000 deposit was to be paid to the Option Holders, and would be credited against the purchase price.  Knox Minerals was obligated to close within 30 days after the end of the due diligence period in the event it did not elect to terminate the Assignment Agreement.  The $100,000 deposit was included in other noncurrent assets of the Company’s consolidated balance sheet as of December 31, 2008.

On June 12, 2008, Knox Minerals and the Option Holders entered into a First Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to June 30, 2008, and the deadline for Knox Minerals to terminate the Assignment Agreement would be extended to June 30, 2008.

On July 28, 2008, Knox Minerals and the Option Holders entered into a Second Amendment to the Assignment Agreement, under which the parties agreed that the $100,000 deposit would be paid to the Option Holders and the deposit would be credited against the purchase price, the due diligence period and closing date would be extended to August 14, 2008, and that Knox Minerals had the option to extend the due diligence period to September 2, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to August 14, 2008 and paid the Option Holders an extension fee of $1,000 for each day the periods were extended.  Knox Minerals subsequently exercised its option to extend the due diligence date to September 2, 2008, and paid the Option Holders an extension fee of $18,000. The extension fees paid were charged to operations during the year ended December 31, 2008.

On August 25, 2008, Knox Minerals and the Option Holders entered into a Third Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to September 30, 2008 in consideration for an additional extension fee of $28,000.  The extension fees paid were charged to operations during the year ended December 31, 2008.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

On September 30, 2008, Knox Minerals and the Option Holders entered into a Fourth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to October 31, 2008 in consideration for an additional extension fee of $31,000, that 50% of the extension fee of $31,000 would be credited against the purchase price, and that Knox Minerals had the option to extend the due diligence period to December 31, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to October 31, 2008 and paid the Option Holders an extension fee of $61,000. The Company paid the extension fee of $31,000 which extended the option through October 31, 2008, but the $61,000 extension fee was not paid as the Fifth Amendment to the Assignment Agreement was entered into (see below) on October 31, 2008. The Company accounted for $15,500 (50% of the extension fee of $31,000 paid) as other noncurrent assets as of December 31, 2008.

On October 31, 2008, Knox Minerals and the Option Holders entered into a Fifth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence date would be extended to January 30, 2009 if Knox Minerals pays an extension fee of $91,000 within five days, which Knox Minerals paid.  The Company charged $60,000 of this $91,000 extension fee to operations for the year ended December 31, 2008, and accounted for the remaining $31,000 as prepaid expense and was included in other current assets of the Company’s consolidated balance sheet as of December 31, 2008. The $31,000 prepaid expense was amortized and charged to operations in January 2009.

On January 23, 2009, Knox Minerals and the Option Holders entered into a Sixth Amendment to the Assignment Agreement. Prior to the execution of the Sixth Amendment, on January 10, 2009, the Option Holders acquired the Knox Land from the Stewarts.  Under the Sixth Amendment, the parties agreed to increase the purchase price for the Knox Land by the amount the Option Holders paid the Stewarts for the Knox Land. In addition, the parties agreed that the due diligence date would be extended to February 28, 2009. No additional consideration was required by the Option Holders for this extension.  The parties further agreed that if the closing occurred, Knox Minerals would be entitled to a credit against the purchase price of $140,000, plus $15,500 (50% of the extension fee of $31,000 from the Fourth Amendment), for a total of $155,000.  In addition, certain parts of the Knox Land would be conveyed subject to a 1/32 royalty on any oil and gas produced from the property, or 1% of the gross proceeds paid by a subsequent purchaser of the property.  Knox Minerals ultimately did not close on Knox Land by the deadline therefore, and the Assignment Agreement lapsed. The Company wrote off and charged to operations an aggregate of $115,500 (deposit of $100,000 from the Assignment Agreement and the $15,500 of potential credit from the Fourth Amendment) upon the expiration of the Sixth Amendment in the year ended December 31, 2009.

On March 25, 2010, Knox Minerals entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, under which Knox Minerals agreed to pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under the Knox Land for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum twenty-four months after the date of the note.

On April 16, 2010, Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum.  NGEC also agreed to grant Knox Minerals a 9% overriding royalty in the property, and to convey to Knox Minerals one of the parcels covered by the option.  NGEC made one extension payment to extend the closing date under the 2010 Option, but did not close and the 2010 Option lapsed by its terms.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16- SUBSEQUENT EVENTS (Continued)

Subsequent to the assignment of the 2010 Option to NGEC and before its expiration, the President of the Company, Joel Sens, became a significant shareholder and a director of NGEC.

The Company has not netted the $125,000 loan from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. A note payable of $125,000 due to NGEC was accounted for in March 2010, however, the Company did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  The Company will account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs.