Form 10-K
period 2008-12-31
SEAWRIGHT HOLDINGS INC
filed 2011-06-15
CIK 1132887

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

2008 FORM 10-K ANNUAL REPORT

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

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2008, we have accumulated losses of $7,600,208.

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

Since our business plan no longer includes the retail distribution of bottled water, we have written off our investment in these assets during the year ended December 31, 2007.

Research and Development

We did not incur any research and development expenses in the last two years ended December 31, 2008 and 2007.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2008, we have accumulated losses totaling $7,600,208.

We have a limited operating history, an unproven market for our spring water, and may never achieve or sustain profitable operations.
We have only been operating for a short time and have not yet achieved significant sales or made a profit from operations. We have generated limited revenues from our current products of $19,611 from inception through December 31, 2008.

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

Insiders can exert significant control over our policies and affairs

As of May 31, 2011, our chief executive officer and principal stockholder, Joel Sens, beneficially owned approximately 17.2% of our outstanding common stock on a fully-diluted basis. As a result, Mr. Sens effectively controls all of our affairs and policies, including matters requiring stockholder approval, such as amendments to our certificate of incorporation, fundamental corporate transactions including mergers, acquisitions and the sale of the company, and other matters involving the direction of our business and affairs. Although you may vote your shares, you will have limited influence on our business and management.

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

	Fiscal Year Ended December 31, 2008
	High($)*	Low($)*
First Quarter	0.26	0.13
Second Quarter	0.165	0.07
Third Quarter	0.12	0.075
Fourth Quarter	0.12	0.025

	Fiscal Year Ended December 31, 2007
	High($)*	Low($)*
First Quarter	1.20	0.40
Second Quarter	2.45	0.96
Third Quarter	1.48	0.20
Fourth Quarter	0.53	0.20

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

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2008, we did not issue any securities in unregistered transactions,

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

In 2008, we decided to enter the business of owning oil and gas properties, and procured an option on certain properties in Knox County, Kentucky.  However, we were unable to close on the purchase and the option lapsed in 2009.  In 2010, we procured a new option on the oil and gas rights underlying the same properties, and shortly thereafter assigned the option to a third party. Subsequent to the assignment of the option in 2010, the President of the Company became a significant shareholder and a director of that entity the option was assigned to. This 2010 option also lapsed later in 2010.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants during the years ended December 31, 2008 and 2007, and all previously granted stock compensations have vested at the time of grant, therefore the Company had no stock based compensation related to options or warrants recorded during the years ended December 31, 2008 and 2007.

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

Comparison of Financial Results

Years Ended December 31, 2008 and 2007

Revenues

During the years ended December 31, 2008 and 2007, $6,596 and $7,187 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through December 31, 2008, we have incurred net losses of $7,600,208. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $789,546 during the year ended December 31, 2008 as compared to $1,208,047 of expenses during the year ended December 31, 2007. Expenses for the year ended December 31, 2008 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been reduced in the year ended December 31, 2008 as compared to the year ended December 31, 2007.

We incurred total other income of $935,272 for the year ended December 31, 2008, as compared to other expense of ($2,752,099) for the year ended December 31, 2007.  Other income for the year ended December 31, 2008 was attributable to a gain of approximately $1.5 million from sale of certain real estate property, net of interest expenses of approximately $513,000. Other expense for the year ended December 31, 2007 was mainly attributable to a charge of approximately $1.2 million in connection with fair value of common shares issued in the induced conversion of notes payable, with the remaining attributable to interest bearing debt and associated amortization of financing costs.

During the years ended December 31, 2008 and 2007, we incurred net income (loss) of $152,322 and ($3,952,959), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2008 and 2007:

	2008	2007
Net cash used in operating activities	$(916,306)	$(1,632,037)
Net cash provided by (used in) investing activities	2,274,018	(85,110)
Net cash (used in) provided by financing activities	(1,357,577)	1,714,606
Net increase (decrease) in cash and cash equivalents	$135	$(2,541)

As of December 31, 2008, we had working capital deficit (total current liabilities in excess of total current assets) of $1,990,020 an available cash balance of $580, deferred financing costs – current portion of $6,944, prepaid expense of $31,200, bank overdraft of $55, and an accounts payable and accrued liabilities balance of $295,639, and notes payable and line of credit of $1,732,850.

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

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2008, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Joel Sens, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of December 31, 2008.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2008 are fairly stated, in all material respects, in accordance with the US GAAP.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2008 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2008, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act:

•	Joel Sens failed to file a Form 4 or 5 relating to his purchase of 105,000 shares of common stock for $65,766 on April 7, 2008 in a private transaction.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			All Other Compensation
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)
						Total Compensation
Joel Sens, CEO	2008	180,000	0	0	0	180,000
	2007	180,000	0	0	0	180,000

1)	We do not have a formal employment agreement with Mr. Sens. The salary for Mr. Sens was $180,000 for the fiscal years 2008 and 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Joel Sens	400,000	--	--	0.50	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.00	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.75	10/25/2010	--	--	--	--
Joel Sens	500,000	--	--	2.00	10/25/2010	--	--	--	--

Employment Agreements

We have not entered into an employment agreement with Mr. Sens or any other officer or director.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Sens (1)	--	--	--	--	--	--	--

(1)           Mr. Jeffrey Sens resigned on February 4, 2008.

We do not have any policy regarding the compensation of directors and paid no compensation for director services in the year ended December 31, 2008.

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

(3)  Based on 14,348,399 shares outstanding at May 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Our President and principal shareholder Joel Sens has advanced funds to the Company for working capital purposes from time to time, which we have repaid each year. Additionally, the total payment we remitted exceeded the total balance due to Mr. Sens in the amount of $42,951 during the year ended December 31, 2006. We have accounted for the excess payment to Mr. Sens as a nonreciprocal transfer to a shareholder for 2006 and, accordingly, have reflected the overpayment as a direct reduction of additional paid-in capital.  During 2007, Mr. Sens contributed capital of $42,951 to the Company to cure the overpayment he received in 2006.  The Company has accounted for the contribution as an addition to paid-in capital.  Mr. Sens also advanced an additional $54,288 (net) for working capital purposes during 2007.  This amount is reflected as related party payable on the Company’s consolidated balance sheet.  During the year ended December 31, 2008, the Company repaid the $54,288 due to Mr. Sens. In addition, Mr. Sens withdrew funds or incurred personal expenses in the net amount of $648,379 from the Company.  The Company has accounted for the excess payments to Mr. Sens as a nonreciprocal transfer to a shareholder for 2008 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company. During 2007 and 2008, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

•	On June 29, 2006, the Company borrowed $525,000 from Fidelity Bank & Trust Bank, which loan was guaranteed by the Mr. Sens and which loan was repaid in 2008.

•	On June 20, 2007, the Company borrowed $200,000 from Dutchess Private Equities, LP, which loan was guaranteed by Mr. Sens and which loan was repaid in 2008.

•	On September 4, 2007, the Company borrowed $250,000 from Dutchess Private Equities, LP, which loan was guaranteed by Mr. Sens and which loan was repaid in 2008.

•	On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008 to vender, which note was guaranteed by Mr. Sens.

•	On April 14, 2008, the Company borrowed $375,000 from Pierre Palian, which loan was guaranteed by Mr. Sens.

•
On August 28, 2008, the Company amended a revolving line of credit agreement with American Marketing and Capital, Inc., and as part of the amendment Mr. Sens pledged 980,000 shares of the Company’s common stock owned by Mr. Sens as additional collateral.  The line of credit agreement was a joint and several obligation of the Company and Mr. Sens.

•
In August 2008, the Company and Charter House, LLC amended their loan documents to provide for an additional loan of $135,000 to the Company, as part of the amendment Mr. Sens pledged 2,100,000 shares of the Company’s common stock to secure the loan.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$1,830	$57,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,830	$57,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)           Financial Statements.  The following financial statements are included in this report:

Audited consolidated financial statements of Seawright Holdings, Inc. as of December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007, including consolidated balance sheets, statements of operations, statements of cash flows, and statements of changes in stockholders’ deficit.

(a)(2)           Financial Statement Schedules.  The following financial statement schedules are included as part of this report:  none.

(a)(3)           Exhibits.  The following exhibits are included as part of this report by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010 (6)

10.5	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008 (6)

10.6	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008 (6)

10.7	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010 (6)

10.8	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010 (6)

10.9	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010 (6)

10.10	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010 (6)

10.11	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010 (6)

10.12	Settlement Agreement between Seawright Holdings, LLC, Joel Sens and Theodore J. Kanakis dated January 22, 2011 (6)

10.13	6% Convertible Promissory Note executed by Seawright Holdings, Inc. to American Marketing and Capital, Inc. in the original principal amount of $440,000 dated May 5, 2010 (6)

10.14	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009 (6)

10.15	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010 (6)

10.16	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010 (6)

21	Subsidiaries of the Registrant (6)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

* Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.

(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.

(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.

(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.

(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.
(6)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on June 15, 2011.

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

Date: June 15, 2011

By:      /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

EXHIBIT A

SEAWRIGHT HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

AND PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 2008

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2008	F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From October 14, 1999 (Date of Inception) Through December 31, 2008	F-5 - F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2008	F-10 - F-11

Notes to the Consolidated Financial Statements	F-12 - F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Seawright Holdings, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Seawright Holdings, Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008 and the period from October 14, 1999 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seawright Holdings, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period from October 14, 1999 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
June 14, 2011

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$580	$445
Prepaid expense	31,000	-
Deferred financing costs, net - current portion	6,944	40,205
Total current assets	38,524	40,650

Property and equipment, net	1,286,585	2,243,405

Other assets	138,776	25,395

Total assets	$1,463,885	$2,309,450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$55	$15,808
Accounts payable and accrued expenses	295,639	202,011
Due to related party	-	54,288
Line of credit	555,427	-
Convertible notes payable, net of debt discount, current portion	37,812	-
Notes payable, current portion	1,139,611	1,590,314
Total current liabilities	2,028,544	1,862,421

Long-term liabilities:
Notes payable, long term portion	-	510,604
Convertible notes payable, net of debt discount, long-term portion	-	34,896
Other long term liabilities	42,489	38,120

Total liabilities	2,071,033	2,446,041

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of December 31, 2008 and 2007	13,598	13,598
Common shares to be issued	36,896	11,396
Additional paid in capital	6,967,566	7,615,945
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(7,600,208)	(7,752,530)
Total stockholders' deficit	(607,148)	(136,591)

Total liabilities and stockholders' deficit	$1,463,885	$2,309,450

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			For the period from
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2008	2007	December 31, 2008
Revenue, net	$6,596	$7,187	$19,611

Cost and expenses:
Selling, general and administrative	774,189	1,171,362	5,471,804
Impairment of trade name	-	19,529	19,529
(Gain) loss on sale of trading securities	-	-	(37,356)
Depreciation and amortization	15,357	17,156	49,958
	789,546	1,208,047	5,503,935

Operating loss	(782,950)	(1,200,860)	(5,484,324)

Other income (expense):
Other income	-	-	61,969
Gain on sale of property	1,448,056	-	1,448,056
Gain on extinguishment of debt	-	-	807,103
Interest expense, net	(512,784)	(2,752,099)	(4,449,913)
Total other (expense)	935,272	(2,752,099)	(2,132,785)

Income (loss) from continuing operations before income taxes and discontinued operations	152,322	(3,952,959)	(7,617,109)

Provision for income taxes	-	-	-

Income (loss) from continuing operations before discontinued operations	152,322	(3,952,959)	(7,617,109)

Income from discontinued operations	-	-	16,901

Net Income (loss)	152,322	(3,952,959)	(7,600,208)

Preferred stock dividend	-	-	(25,000)

Net Income (loss) attributable to common shareholders	$152,322	$(3,952,959)	$(7,625,208)

Income (loss) per common share:
Basic	$0.01	$(0.33)
Diluted	$0.01	$(0.33)
Weighted average number of common shares outstanding used in income (loss) per share calculation:
Basic	13,598,399	11,839,193
Diluted	13,645,458	11,839,193

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

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

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF  STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

										Deficit Accumulated
							Additional	Common	Preferred	During
	Preferred Stock:		Common Stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	5,368,000	$5,368	-	$-	$183,652	$-	$-	$(715,946)	$(526,926)
Net loss	-	-	-	-	-	-	-	-	-	(357,588)	(357,588)
Balance, December 31, 2002	-	-	5,368,000	5,368	-	-	183,652	-	-	(1,073,534)	(884,514)
Preferred stock issued in exchange for cash at $5.00 per share	55,000	55	-	-	-	-	274,945	-	-	-	275,000
Stock options issued in exchange for services rendered	-	-	-	-	-	-	5,276	-	-	-	5,276
Net income	-	-	-	-	-	-	-	-	-	506,846	506,846
Balance, December 31, 2003	55,000	55	5,368,000	5,368	-	-	463,873	-	-	(566,688)	(97,392)
Preferred stock cancelled in exchange for stock options exercised at $0.5625 per share	(5,000)	(5)	160,000	160	-	-	64,845	-	-	-	65,000
Common stock issued on April 8, 2004 in exchange for cash at $0.30 per share	-	-	300,000	300	-	-	89,700	-	-	-	90,000
Common stock issued and subscribed in connection with private placement	-	-	2,404,978	2,405	-	-	1,359,491	25,581	-	-	1,387,477
Conversion of preferred stock to common stock	(50,000)	(50)	500,000	500	-	-	(450)	-	-	-	-
Preferred stock dividend	-	-	50,000	50	-	-	24,950	-	(25,000)	-	-
Warrants issued to consultants in exchange for services rendered	-	-	-	-	-	-	545,460	-	-	-	545,460
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	274,499	-	-	-	274,499
Value of warrants attached to convertible debentures	-	-	-	-	-	-	187,123	-	-	-	187,123
Return of contributed capital to shareholder	-	-	-	-	-	-	(144,006)	-	-	-	(144,006)
Reclassification of equity to liability upon issuance of put agreement	-	-	-	-	-	-	(90,000)	-	-	-	(90,000)
Net loss	-	-	-	-	-	-	-	-	-	(331,449)	(331,449)
Balance, December 31, 2004	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

										Deficit Accumulated
							Additional	Common	Preferred	During
	Preferred Stock:		Common Stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(25,000)	$(898,137)	$1,886,712
Common stock issued in connection with common stock subscribed in connection with private placement	-	-	54,998	55	-	-	25,526	(25,581)	-	-	-
Common stock issued in connection with private placement	-	-	37,500	38	-	-	25,150	-	-	-	25,188
Fractional shares-return of proceeds	-	-	-	-	-	-	(13)	-	-	-	(13)
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	5,708	-	-	-	5,708
Value of warrants attached to convertible debentures	-	-	-	-	-	-	3,020	-	-	-	3,020
Expiration of put agreement	-	-	-	-	-	-	90,000	-	-	-	90,000
Contributed capital	-	-	-	-	-	-	89,500	-	-	-	89,500
Net loss	-	-	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)
Balance, December 31, 2005	-	-	8,875,476	8,876			3,014,376	-	(25,000)	(2,014,185)	984,067
Common stock issued on May 1, 2006 in exchange for cash at $0.45 per share	-	-	199,998	200	-	-	89,800	-	-	-	90,000
Contributed capital	-	-	-	-	-	-	54,505	-	-	-	54,505
Stock options issued to consultants in exchange for services rendered	-	-	-	-	-	-	38,490	-	-	-	38,490
Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	-	-	20,000	20	-	-	8,980	-	-	-	9,000
Return of contributed capital to shareholder	-	-	-	-	-	-	(42,951)	-	-	-	(42,951)
Reacquisition of cancellation of shares	-	-	(160,000)	(160)	-	-	(81,440)	-	-	-	(81,600)
Net loss	-	-	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)
Balance, December 31, 2006	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

										Deficit Accumulated
							Additional	Common	Preferred	During
	Preferred Stock:		Common Stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)
Common stock issued for cash	-	-	243,542	244	-	-	341,274	-	-	-	341,518
Common stock issued in exchange for notes payable and penalties	-	-	756,459	756	-	-	778,796	-	-	-	779,552
Fair value of incremental considerations in connection with induced conversion	-	-	-	-	-	-	1,215,417	-	-	-	1,215,417
Common stock issued in connection with exercise of options and warrants	-	-	594,724	594	-	-	347,912	-	-	-	348,506
Common stock issued in exchange for financing incentives and incentive stock liability	-	-	340,000	340	-	-	174,810	-	-	-	175,150
Contributed capital by director	-	-	-	-	-	-	42,951	-	-	-	42,951
Common stock issued in exchange for convertible notes and interest expenses	-	-	2,628,200	2,628	13,407	11,396	1,583,125	-	-	-	1,597,149
Common stock issued in exchange for services rendered at $0.50 per share	-	-	100,000	100	-	-	49,900	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	-	-	(3,952,959)	(3,952,959)
Balance, December 31, 2007	-	-	13,598,399	13,598	13,407	11,396	7,615,945	-	(25,000)	(7,752,530)	(136,591)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

										Deficit Accumulated
							Additional	Common	Preferred	During
	Preferred Stock:		Common Sstock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	-	13,598,399	13,598	13,407	11,396	7,615,945	-	(25,000)	(7,752,530)	(136,591)
Common stock to be issued in connection with issuance of notes payable	-	-	-	-	100,000	25,500	-	-	-	-	25,500
Return of contributed capital to shareholder	-	-	-	-	-	-	(648,379)	-	-	-	(648,379)
Net Income	-	-	-	-	-	-	-	-	-	152,322	152,322
Balance, December 31, 2008	-	$-	13,598,399	$13,598	113,407	$36,896	$6,967,566	$-	$(25,000)	$(7,600,208)	$(607,148)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the period
			From
			October 14, 1999
			(date of inception)
	For the years ended December 31,		through
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$152,322	$(3,952,959)	$(7,600,208)
Loss from discontinued operations	-	-	(16,901)
Net income (loss) from continuing operations	152,322	(3,952,959)	(7,617,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,357	17,156	49,957
Amortization of debt discounts	73,800	424,636	759,113
Amortization of deferred financing costs	169,972	576,074	1,093,605
Penalty and fees charged in connection with loan settlements, net	3,882		3,882
Fair value of consideration with induced notes payable conversions	-	1,215,417	1,215,417
Interest expense financed through issuance of note payable	-	-	40,000
Accretion of interest on trade name liability	4,369	3,920	13,427
Gain on sale of property	(1,448,056)	-	(1,448,056)
Gain on extinguishment of debt	-	-	(807,103)
Financing expense attributable to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders	-	-	5,020
Common stock issued as financing incentives	-	47,650	47,650
Common stock issued in exchange for services rendered	-	50,000	95,000
Common stock issued in exchange for interest expense and penalties	-	216,649	216,649
Impairment of trade name	-	19,529	19,529
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in operating assets and liabilities:
Marketable securities-trading	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaid expenses and other assets	(28,880)	298	(103,882)
Accounts payable and accrued expenses	140,928	(250,407)	1,102,343
Net cash used in continuing operating activities	(916,306)	(1,632,037)	(5,319,932)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	(916,306)	(1,632,037)	(5,303,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net of costs and fees	2,389,519	-	2,389,519
Investment in land purchase option	(115,501)	-	(115,501)
Purchase of property, plant and equipment	-	(85,110)	(1,000,873)
Net cash provided by (used in) investing activities	2,274,018	(85,110)	1,273,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(15,753)	8,581	55
Proceeds from sale of common stock, net	-	341,518	2,006,683
Proceeds from issuance of notes payable, net of repayments	(1,077,728)	918,762	439,193
Proceeds from line of credit, net of repayments	438,571	-	438,571
Proceeds from issuance of convertible notes, net	-	-	1,082,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	348,506	348,506
Proceeds from (repayments of) related party loans, net	(702,667)	97,239	(648,393)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash (used in) provided by financing activities	(1,357,577)	1,714,606	4,030,466

Net increase (decrease) in cash and cash equivalents	135	(2,541)	580

Cash and cash equivalents, beginning of period	445	2,986	-

Cash and cash equivalents, end of period	$580	$445	$580

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From
			October 14, 1999
			(date of inception)
	For the years ended December 31,		through
	2008	2007	December 31, 2008

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$270,042	$603,224	$1,485,063
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$701,552	701,552
Common stock issued in exchange for convertible notes payable	$-	$1,447,104	1,447,104
Common stock to be issued in exchange for convertible notes payable	$-	$11,396	11,396
Common stock to be issued in connection with issuance of notes payable	$25,500	$-	25,500
Common stock issued in exchange for stock incentive liabilities	$-	$127,500	127,500
Transfer of deposit to property and equipment	$-	$57,600	57,600
Accounts payable converted to note payable	$47,300	$-	47,300
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2008, the Company has accumulated losses of $7,600,208.

In March 2008, the President of the Company formed Knox County Minerals, LLC pursuant to the Delaware Limited Liability Company Act and transferred his interest in Knox County Minerals, LLC to Seawright Holdings, Inc., such that Seawright Holdings Inc. became the sole owner of Knox County Mineral, LLC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Seawright Springs LLC and Knox County Minerals, LLC. Significant intercompany transactions have been eliminated in consolidation.

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
DECEMBER 31, 2008 AND 2007

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

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share have been calculated based upon the weighted average number of common shares outstanding. The diluted earnings per share for the year ended December 31, 2008 included common stock equivalents of 47,059 shares resulted from stock options, warrants, and convertible notes payable. These diluted shares have been excluded as common stock equivalents for the year ended December 31, 2007 in the diluted loss per share because their effect is anti-dilutive on the computation.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2008 and 2007 and for the period from October 14, 1999 (date of inception) through December 31, 2008.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense in the amount of $2,850, $335,286, and $338,136, respectively, for the years ended December 31, 2008 and 2007, and for the period from October 14, 1999 (date of inception) through December 31, 2008.

Reclassification

Certain amounts in the prior year’s consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Recent Accounting Pronouncements

There were various updates to the recently issued accounting pronouncements, the adoptions of the updates are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2008, the Company incurred an operating loss attributable to common shareholders of $782,950, incurred net losses of $7,600,208 since its inception from October 14, 1999 through December 31, 2008 and used $5,303,031 in cash for operating activities from its inception through December 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location in Staunton, Virginia. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 (excluding the $10,000 refundable deposit made previously) of the remaining purchase price at settlement and has financed the remaining $140,000.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

On July 8, 2008, the Company sold part of the land purchased during the years ended December 31, 2005 and 2006 with a cost base of $941,463 for net proceeds of $2,389,519. This resulted in a net gain of $1,448,056.  In conjunction with the sale of the property, the Company paid off the existing mortgage and other existing notes and related fees in aggregate of $1,845,135 (see Note 7 and Note 14). The remaining land purchased in the years ended December 31, 2005 and 2006 was sold subsequent to the date of the financial statement (see Note 17 – Subsequent Events).

Major classes of property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Land	$1,023,537	$1,965,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,317,011	2,258,474
Less - accumulated depreciation	(30,426)	(15,069)

	$1,286,585	$2,243,405

Depreciation expense was $15,357, $9,343, and $30,424 for the years ended December 31, 2008, 2007, and for the period from October 14, 1999 (date of inception) through December 31, 2008, respectively.

NOTE 4 – INTANGIBLE ASSETS AND RELATED LIABILITIES

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $42,489 at December 31, 2008 and is included in other long-term liabilities. The intangibles have been recorded at the carrying amount net of the discount amortized and charged to interest expense in relation to these intangibles.

In accordance with ASC 350-10, the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  During the year ended December 31, 2007, the Company management performed an evaluation of its intangible assets for purposes of determining the implied fair value of the assets at December 31, 2007. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value at December 31, 2007.  As a result, upon completion of the assessment, management recorded a non-cash charge to operations of $19,529 during the year ended December 31, 2007 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 – LAND PURCHASE OPTIONS

On May 6, 2008, the Company’s’ wholly owned subsidiary, Knox County Minerals LLC (“Knox Minerals”), entered into an Agreement Regarding Option (the “Assignment Agreement”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to acquire the Option Holders’ rights under a Real Estate Purchase Option dated August 2, 2004 (the “Original Option Agreement”) with Dan D. Stewart and Betsy Stewart (the “Stewarts”) regarding certain land owned by the Stewarts in Knox County, Kentucky (the “Knox Land”).  At the time the parties entered into the Assignment Agreement, the Option Holders had allegedly exercised their option to acquire the Knox Land under the Original Option Agreement, which was contested by the Stewarts, and the dispute was before the Kentucky Supreme Court.

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

On September 30, 2008, Knox Minerals and the Option Holders entered into a Fourth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to October 31, 2008 in consideration for an additional extension fee of $31,000, that 50% of the extension fee of $31,000 would be credited against the purchase price, and that Knox Minerals had the option to extend the due diligence period to December 31, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to October 31, 2008 and paid the Option Holders an extension fee of $61,000. The Company paid the extension fees of $31,000 which extended the option through October 31, 2008, the $61,000 extension fees was not paid as the Fifth Amendment to the Assignment Agreement was entered into (see below) on October 31, 2008. The Company accounted for $15,500 (50% of the extension fee of $31,000 paid) as other noncurrent assets as of December 31, 2008.

On October 31, 2008, Knox Minerals and the Option Holders entered into a Fifth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence date would be extended to January 30, 2009 if Knox Minerals paid an extension fee of $91,000 within five days, which Knox Minerals paid.  The Company charged $60,000 of this extension fee to operations for the year ended December 31, 2008, and accounted for the remaining $31,000 as prepaid expense and included in other current assets of the Company’s consolidated balance sheet as of December 31, 2008. The $31,000 prepaid expense was amortized and charged to operations in January 2009.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 – LAND PURCHASE OPTIONS (Continued)

Subsequent to the date of the financial statements, Knox Minerals and the Option Holders entered into a Sixth Amendment to the Assignment Agreement. Knox Minerals ultimately did not close on Knox Land by the deadline therefore, and the Assignment Agreement lapsed. In March 2010, Knox Minerals entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, and in April 2010 Knox Minerals entered into an Assignment and Assumption Agreement with Next Generation Energy Corp. (“NGEC”), under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  NGEC ultimately did not close and the 2010 Option lapsed by its terms. Subsequent to the assignment and before the expiration of the 2010 Option to NGEC, the President of the Company, Joel Sens, became a significant shareholder and a director of NGEC (see Note 17 – Subsequent Events).

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2008	2007
Deferred financing costs	$1,100,549	$963,838
Less - accumulated amortization	(1,093,605)	(923,633)
	6,944	40,205
Less - current portion	(6,944)	(40,205)
Deferred financing costs - long-term	$-	$-

Amortization expense on deferred financing costs was $169,972, $576,094 and $1,093,605 for the years ended December 31, 2008 and 2007, and for the period from October 14, 1999 (date of inception) through December 31, 2008, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
9.375 % per annum note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land. This note was paid in full upon sale of real estate property in July 2008.	$-	$522,918

15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land. The Company was in default under the terms of the note agreement at December 31, 2007 due to delinquent in payment of interest. $645,000 of this note was settled and paid upon sale of real estate property in July 2008. The remaining principal of $283,000 was in default under the terms of the note agreement at December 31, 2008.	283,000	928,000

24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2008.	135,000	-

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - NOTES PAYABLE (continued)

(Continued)	December 31, 2008	December 31, 2007
7% per annum note payable, due on or before July 1, 2008, uncollateralized. This note was partially paid during the year ended December 31, 2008, with the remaining principal in default under the terms of the note agreement at December 31, 2008.	187,530	300,000

12% per annum note payable, due on or before January 31, 2008, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	100,000

14% per annum note payable, due on or before January 31, 2008, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	250,000

12% per annum (default rate 14%) note payable, due July 3, 2008, uncollateralized; The Company was in default under the terms of the note agreement at December 31, 2008.	50,000	-

12% per annum (default rate 14%) note payable, due June 26, 2008, uncollateralized; The Company was in default under the terms of the note agreement at December 31, 2008.	50,000	-

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; The Company was in default under the terms of the note agreement at December 31, 2008.	375,000	-

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2008.	47,300	-

Loan against cash value of principle stockholder's life insurance	11,781	-
	1,139,611	2,100,918
Less: current portion	(1,139,611)	(1,590,314)
Note payable – long term	$-	$510,604

Fidelity & Trust Bank Loan

On June 29, 2006, the Company borrowed $525,000 from Fidelity & Trust Bank (the “Lender”).  The loan bore interest a rate of 9.375% per annum. The loan was payable in 35 regular installments of $4,592 each and one balloon payment, equal to the principal balance of the Loan, accrued interest, and other applicable fees, costs and charges, due on June 29, 2009. The Loan was secured by a first mortgage on certain real property owned by the Company.  This loan was repaid in full on July 8, 2008 upon sale of real estate property of the Company.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - NOTES PAYABLE (continued)

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

On October 5, 2006, the Company and Charter House, LLC modified the note to increase the principal balance to $515,000.  On February 1, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $645,000.  On November 27, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $928,000.  The note as modified matured on June 8, 2008. Upon sale of certain real estate in July 2008, the Company repaid $645,000 of the Charter House loan with the remaining balance of $283,000 being due and payable on demand. In August 2008, Charter House advanced an additional $135,000 to the Company. The note is due on September 19, 2008 and collateralized by common stock of principle stockholder. Subsequent to the date of the financial statements, the Company and Charter House entered to a forbearance agreement pursuant to which the Company partially repaid the accrued interest and penalties, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The loan went into default after December 31, 2010 when the Company failed to repay the outstanding balance on that date. (See Note 17 – Subsequent Events).

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment of this note during the year ended December 31, 2008, with the remaining unpaid principal balance of $187,530 at December 31, 2008. On January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on certain property of the Company. On January 22, 2011 the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 17 – Subsequent Events).

Dutchess Private Equities Fund, LP Loan

$200,000 Note

On June 20, 2007, the Company issued a note to Dutchess Private Equities Fund, LP (“Dutchess”)in the amount of $200,000, which bore interest at 12% per annum and was due and payable in full on December 20, 2007.  The Company received net proceeds of $185,000 under the note.  In addition, the Company agreed to issue 40,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 40,000 shares of common stock were valued at $21,200 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that the maturity date was extended to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices pursuant to an investment agreement with Dutchess to provide the Company with an Equity Line of Credit (see Note 15), as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, the President of the Company pledged certain personal property. As of December 31, 2007, the Company repaid $100,000 of the loan and the remaining outstanding balance was $100,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled and paid in full all principal, interest, penalties and fees due under this note.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - NOTES PAYABLE (continued)

$250,000 Note

On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum and was due and payable in full on March 4, 2008.  The Company received net proceeds of $235,000 under the note.  In addition, the Company agreed to issue 50,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 50,000 shares of common stock were valued at $26,450 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that the maturity date was modified to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices pursuant to an investment agreement with Dutchess to provide the Company with an Equity Line of Credit (see Note 15), as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens pledged certain personal property. As of December 31, 2007, the remaining outstanding balance was $250,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled and paid in full all principal, interest, penalties and fees due under this note.

Amicus Funding, Inc. Loan

On February 26, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due June 26, 2008.  On March 3, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due July 3, 2008.  The Company did not pay either note on its maturity date.  Amicus Funding, Inc. (“Amicus”) later acquired both notes from the original lenders. The Company agreed to issue the noteholders an aggregate of 100,000 shares of common stock in connection with issuance of these two notes as incentives.  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008. Subsequent to the date of the financial statements, the Company, Amicus and the President of the Company, Joel Sens, entered into several settlement agreements with respect to the two notes owned by Amicus (see Note 17 – Subsequent Events).

Pierre Palian Loan Transactions

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured by a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  Subsequent to the date of the financial statements, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The Company did not repay the loan by the extended maturity date as defined in the forbearance agreement and is currently in default. (See Note 17 – Subsequent Events).

Miscellaneous Notes

On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable to the vendor.  In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum. Total amount of borrowing at December 31, 2008 was $11,781.

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Private Placement Memorandum in August 2004 to offer up to 1,000 units at $3,000 per unit of equity/notes payable instrument. Each unit consists of 2,500 shares of common stock of the Company, $1,500 of convertible promissory notes (“Convertible Notes”), and 1 warrant to purchase 300 shares of the Company’s common stock at $0.85 per share.  The Convertible Notes accrues interest at 11% per annum, payable and due in September 2009.  The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $0.85 per share any time after six months from the issuance date of the note.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

During the year ended December 31, 2007 the Company offered additional consideration on the convertible debt in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with ASC 470-20 by recognizing an expense of $1,215,417 which is equal to the excess of the fair value of the additional consideration issued pursuant to the original conversion terms.  The note holders agreed to convert a total of $1,458,500 of convertible notes and accrued interest of $138,649 into 2,641,611 shares of common stock. The Company issued 2,628,204 shares of common stock as of December 31, 2007, with the remaining 13,407 shares of common stock accounted for as stock to be issued.

The Company amortized and wrote off the convertible notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $2,916 and $303,372 for the years ended December 31, 2008 and 2007, respectively. The amount charged to interest expense during the year ended December 31, 2007 included the unamortized portion pertaining to the notes discount and beneficial conversion feature of the converted notes which was written-off upon the conversion of the notes.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The Company amortized and wrote off $812 and $79,106 for the years ended December 31, 2008 and 2007, respectively, in relation to the deferred financing costs. The amount charged to financing expense during the year ended December 31, 2007 included the unamortized portion pertaining to the converted notes which was written-off upon the conversion of the notes.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

A summary of convertible promissory notes payable at December 31, 2008 and 2007 are as follows:

	2008	2007
Convertible notes payable (“Convertible Notes”); 11% per annum; maturing in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$40,000
Debt Discount – beneficial conversion feature, net of accumulated amortization of $279,113 and $277,655 at December 31, 2008 and 2007, respectively	(1,094)	(2,552)
Note Discount, net of accumulated amortization of $279,113 and $277,655 at December 31, 2008 and 2007, respectively	(1,094)	(2,552)
Total	$37,812	$34,896
Less: current portion	(37,812)	-
Convertible Note- long term portion	$-	$34,896

NOTE 9 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 shares of its preferred stock at par value of $0.001 per share as Series A Convertible Preferred Stock. As of December 31, 2008 and 2007, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2008 and 2007, there were 13,598,399 shares of common stock issued and outstanding.

In March 2000, the Company issued $ 124,000 of notes payable convertible into common stock at a price equal to $.50 per share. As of December 31, 2000, the holders of the notes payable converted $52,000 of the notes, net of costs, in exchange for 104,000 shares of the Company's common stock.

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
DECEMBER 31, 2008 AND 2007

NOTE 9 - COMMON STOCK (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 9 - COMMON STOCK (continued)

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

During the year ended December 31, 2007, the Company issued an aggregate of 594,720 shares of common stock as a result of the exercise of 175,000 stock options and 594,921 warrants.  The options and warrants had exercise prices ranging $0.56 to $0.85 per share.  The Company received total proceeds of $348,506.  The 175,000 options exercised were one option for one share of common stock, and 921.17 warrants exercised were one warrant for 300 shares of common stock and 594,000 warrants exercised on a cashless basis in exchange for 143,370 shares of common stock (see Note 10)

During the year ended December 31, 2007 the Company issued an aggregate of 340,000 shares of common stock to a note holder in exchange for financing incentives. The shares were valued at $175,150, of which $127,500 was accrued during the year ended December 31, 2006 and $47,650 was charged to interest expense during the year ended December 31, 2007.

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

During the year ended December 31, 2008, the Company agreed to issue an aggregate of 100,000 shares of common stock in connection with issuance of notes payable (see Note 7).  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008. The common shares have not been issued as of December 31, 2008 and are accounted for as common stock to be issued.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - COMMON STOCK (continued)

Termination and Put Agreement (Continued)

In October 2004, the Company entered into an agreement (termination agreement) granting the shareholder an option to put the 160,000 shares of common stock to the Company one year from the date of the agreement for $1.25 per share. The shareholder agreed to cancel 677,500 stock options exercisable at $0.5625 per share. The Company accounted for the puts and classified the fair value attributable to the put option as an accrued liability, as the puts issued under the termination agreement embody an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured using Black Scholes pricing model at its fair value of $170,256 as of the date of the agreement. And the equity was reduced by the original value of the shares, being $90,000, with the remaining value of $80,256 being charged to other expense during the year ended December 31, 2004.

In October 2005, the termination agreement and puts expired without being exercised. At the time of expiration, the fair value of the accrued liability attributable to the puts was $87,984. Accordingly, equity has been increased by the original value of the shares, being $90,000, with the remaining value of $2,016 being charged to other expense during the year ended December 31, 2005.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed or other consideration.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $2.00	1,500,000	1.82	$1.35	1,500,000	$1.35

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	1,675,000	$1.33
Granted	-	-
Exercised	(175,000)	0.65
Canceled or expired	-	-
Outstanding at December 31, 2007	1,500,000	1.35
Granted		-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,500,000	$1.35

During the year ended December 31, 2007, the Company issued 175,000 shares of common stock in exchange for 175,000 options exercised. Total proceeds received were $113,609, net of costs and fees (see Note 9).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 – STOCK OPTIONS AND WARRANTS

Warrants

In connection with the Company’s Private Placement (Note 8) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock.  Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.85	77.83	0.69	$ 0.85	77.83	$ 0.85

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2006	893,700	$0.85
Granted	-	-
Exercised	(870,350)	0.85
Canceled or expired	-	-
Outstanding at December 31, 2007	23,350	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	23,350	$0.85

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2007, the Company’s President contributed capital of $42,951 to the Company in direct response to the excess payments at December 31, 2006. The Company has accounted for the contribution as an additional to paid-in capital.  The Company’s President also advanced an additional $54,288, net of repayments, to the Company for working capital purposes during the year ended December 31, 2007.  This amount is accounted for as Due to Related Party on the consolidated balance sheets.

During the year ended December 31, 2008, the Company repaid the $54,288 due to the President of the Company. In addition, the Company's President withdrew funds or incurred personal expenses in the net amount of $648,379 from the Company.  The Company has accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder for 2008 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

As described in Note 7, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 17 – Subsequent Events)

NOTE 12 – EARNING (LOSS) PER SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Income (loss) available for common shareholders	$152,322	$(3,952,959)
Basic earning (loss) per share	$0.01	$(0.33)
Weighted average common shares outstanding-basic	13,598,399	11,839,193

Fully diluted earning (loss) per share	$0.01	$(0.33)
Weighted average common shares outstanding-fully diluted	13,645,458	11,839,193

During the year ended December 31, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the year ended December 31, 2008, common stock issued upon the conversion of convertible notes of 47,059 shares were considered in the dilutive determination (see Note 1).

NOTE 13 – INCOME TAXES

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13 – INCOME TAXES (Continued)

At December 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,300,000, expiring through the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. No income taxes were recorded on the earnings in 2008 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred net tax assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax asset	$2,061,000	$2,149,000
Less valuation allowance	(2,061,000)	(2,149,000)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2008	2007
Current tax (benefit)	$88,000	$(770,000)
(Decrease) increase to deferred tax valuation allowance for net operating loss carry forward	(88,000)	770,000
Net provision	$0	$0

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2008	2007
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.9%	3.9%
	38.9%	38.9%

Net operating loss carry forwards expiring through 2028 are summarized below:

Estimated net operating loss carry forwards 2006 and prior	$3,500,000
Estimated net operating loss carry forwards 2007	2,000,000
Estimated net operating loss carry forwards 2008	(200,000)

Total	$5,300,000

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

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2008 and 2007. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2008 and 2007 was $2,304 and $2,339, respectively, and was charged to operations in the period incurred.

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

Litigation

As of December 31, 2008, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 15 – INVESTMENT AGREEMENT AND LINE OF CREDIT

Dutchess Private Equities Fund, LP Investment Agreement

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

In December 2006, the Company issued a $780,000 Note to Dutchess (see Note 7) in connection with the investment agreement, terms and conditions of which were as described in Note 7. This Note was repaid in full in April 2007. In May 2007, the Company issued an aggregate of 243,542 shares of common stock to Dutchess under the line of credit in exchange for $341,518 of cash proceeds. These common shares were subscribed by Dutchess in exchange for cash and were accounted for as capital transactions. In June and September 2007, the Company issued two additional Notes to Dutchess (the $200,000 and $250,000 Notes) in connection with the investment agreement, terms and conditions of which were as described in Note 7. These two Notes were settled and repaid in full in April 2008. The Company had no further draw downs of the line of credit and did not issue any further Notes to Dutchess subsequent to the complete pay-off of the $200,000 and $250,000 Notes in April 2008.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 15 – INVESTMENT AGREEMENT AND LINE OF CREDIT (Continued)

American Marketing and Capital, Inc. Line of Credit

On April 14, 2008, the Company issued a promissory note to American Marketing and Capital, Inc. (“AMC”) in the amount of $300,000 note.  The note was due October 13, 2008 and was secured by certain real estate of the Company and 2,100,000 common shares of the Company personally owned by the President of the Company.  On May 16, 2008, the Company modified the previously issued $300,000 note, adding additional borrowing of $178,800 with the maturity date of the note remained unchanged.  On May 30, 2008, the Company modified again the previously issued $300,000 note, adding an additional borrowing of $166,500, with the maturity date of the note remained unchanged.  The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see Note 3).

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens. On November 7, 2008, the Company and AMC amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on the certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collaterals as defined pursuant to the original line of credit agreement dated August 28, 2008. The Company's outstanding balance as of December 31, 2008 is $555,427.

Subsequent to the date of the financial statements, AMC converted the outstanding amount as of May 5, 2010 into a Convertible Note in the original principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.  And in November 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 were issued by the Company in December 2010 and 791,000 were supplied by Mr. Sens. (See Note 17 – Subsequent Events)

NOTE 16 — FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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
DECEMBER 31, 2008 AND 2007

NOTE 16 — FAIR VALUE (Continued)

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

There were no items required to be measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2008.

NOTE 17- SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

As described in Note 7, Amicus Funding, Inc. (“Amicus”) acquired two $50,000 notes issued by Company during the year ended December 31, 2008. One note matured on June 26, 2008 and the other note matured on July 3, 2008, and neither note was paid at their maturity. On February 10, 2009, the Company, Amicus and the President of the Company, Joel Sens, entered into a settlement agreement with respect to the two notes owned by Amicus, in which the Company paid Amicus $12,000 in cash and executed a note payable to Amicus in the amount of $112,000.  As part of the same settlement, Mr. Sens executed a promissory note payable to Amicus in the amount of $85,000 to evidence a personal debt Mr. Sens owed to Amicus resulting from options and a stock purchase agreement between Amicus and Mr. Sens.  The note executed by the Company bore interest at 12% per annum.  All principal and interest due under the note was due and payable on March 31, 2009.

On November 10, 2009, the Company, Amicus and Mr. Sens entered into a settlement agreement with respect to the notes issued to Amicus under the February 10, 2009 settlement agreement.  Under the November 10, 2009 settlement agreement, the Company issued Amicus a note in the amount of $140,000 which bore interest at 10% per annum and was due and payable on January 29, 2010.  The note was subject to a late charge of 5% for any payment not received by its due date.  The note was also secured by a subordinate lien on certain property of the Company located in Augusta County, Virginia.

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

American Marketing and Capital, Inc. Loan Transactions

As described in Note 14, the Company obtained a line of credit from American Marketing and Capital, Inc. (“AMC”) with balance due AMC in the amount of $555,427 at December 31, 2008. On May 5, 2010, the Company and AMC converted the outstanding amount owed to AMC into a Convertible Note in the principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 17- SUBSEQUENT EVENTS (Continued)

Theodore J. Kanakis Loan Transactions

As described in Note 7, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment during the year ended December 31, 2008, with remaining outstanding principal in the amount of $187,530 at December 31, 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

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

Charter House, LLC Loan Transactions

As described in Note 7, the Company had total outstanding notes due to Charter House, LLC in the amount of $418,000 as of December 31, 2008.  On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 17- SUBSEQUENT EVENTS (Continued)

Pierre Palian Loan Transactions

As described in Note 7, the Company had an outstanding note to Pierre Palian in the amount of $375,000 as of December 31, 2008.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and is currently in default.

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

Miscellaneous Note or Finance Transactions

On November 5, 2009, the Company issued a $7,500 note payable with 6% per annum interest, due on demand, unsecured.

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 11, the total balance due to Mr. Sens was paid in full as of December 31, 2008 and the total payments the Company remitted exceeded the total balance due to Mr. Sens. Total overpayment to Mr. Sens amounted to $648,379 and $666,947, respectively, as of December 31, 2008 and December 31, 2009. At December 31, 2008 and 2009, the excess payment made to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

Knox County Minerals, LLC

As described in Note 5, in May 2008 the Company’s wholly owned subsidiary, Knox County Minerals, LLC (“Knox Minerals”), entered into an Agreement Regarding Option (the “Assignment Agreement”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to acquire the Option Holders’ rights under a Real Estate Purchase Option.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 17- SUBSEQUENT EVENTS (Continued)

On January 23, 2009, Knox Minerals and the Option Holders entered into a Sixth Amendment to the Assignment Agreement. Prior to the execution of the Sixth Amendment, on January 10, 2009, the Option Holders acquired the Knox Land from the Stewarts (see Note 5). Under the Sixth Amendment, the parties agreed to increase the purchase price for the Knox Land by the amount the Option Holders paid the Stewarts for the Knox Land. However, the parties also agreed that the total final purchase price would be reduced by $140,000 as compared to the original purchase price due to the decline in market value of real estate since the time the option agreement was entered into.  In addition, the parties agreed that the due diligence date would be extended to February 28, 2009. No additional consideration was required by the Option Holders for this extension.  The parties further agreed that if the closing occurred, Knox Minerals would be entitled to a credit against the purchase price of $155,500. That is, the original agreed deposit of $100,000, together with credit of $15,500 (50% of the extension fee of $31,000 from the Fourth Amendment), and additional credit of $40,000 the Option Holders granted to Knox Minerals.  In addition, certain parts of the Knox Land would be conveyed subject to a 1/32 royalty on any oil and gas produced from the property, or 1% of the gross proceeds paid by a subsequent purchaser of the property.  Knox Minerals ultimately did not close on Knox Land by the deadline therefore, and the Assignment Agreement lapsed. The Company wrote off and charged to operations an aggregate of $115,500 (deposit of $100,000 from the Assignment Agreement and the $15,500 of potential credit from the Fourth Amendment) upon the expiration of the Sixth Amendment in the year ended December 31, 2009.

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

Subsequent to the assignment and before the expiration of the 2010 Option to NGEC, the President of the Company, Joel Sens, became a significant shareholder and a director of NGEC.

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