Form 10-K
period 2009-12-31
SEAWRIGHT HOLDINGS INC
filed 2011-06-15
CIK 1132887

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

2009 FORM 10-K ANNUAL REPORT

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

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2009, we have accumulated losses of $8,607,240.

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

U.S. BOTTLED WATER MARKET
Volume & Growth by Segment
2001 - 2009

	Non-Sparkling			Domestic Sparkling		Imports		Total
Year	Volume*	Change		Volume*	Change	Volume*	Change	Volume*	Change
2001	4,917.3	--		144.0	--	123.9	--	5,185.3	--
2002	5,487.5	11.6%		149.5	3.8%	158.7	28.0%	5,795.6	11.8%
2003	5,923.9	8.0%		152.6	2.1%	193.3	21.8%	6,269.8	8.2%
2004	6,411.3	8.2%		166.8	9.3%	228.6	18.2%	6,806.7	8.6%
2005	7,171.4	11.9%		185.0	10.9%	182.5	-20.2%	7,538.9	10.8%
2006	7,901.4	10.2%		189.3	2.3%	164.3	-10.0%	8,255.0	9.5%
2007	8,376.6	6.0%		200.1	5.7%	180.9	10.1%	8,757.6	6.1%
2008	8,302.9	-0.9%		204.7	2.3%	161.8	-10.6%	8,669.3	-1.0%
2009	8,123.8	-2.2%	%	202.2	-1.2%	127.9	-20.9%	8,454.0	-2.5%
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

Research and Development

We did not incur any research and development expenses in the last two years ended December 31, 2009 and 2008.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2009, we have accumulated losses totaling $8,607,240.

We have a limited operating history, an unproven market for our spring water, and may never achieve or sustain profitable operations.

We have only been operating for a short time and have not yet achieved significant sales or made a profit from operations. We have generated limited revenues from our current products of $19,611 from inception through December 31, 2009.

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

Item 3. Legal Proceedings.

In 2009, Amicus Funding, LLC (“Amicus”) filed a lawsuit against the Company and Joel Sens in the Circuit Court for Arlington County, Virginia.  Amicus asserted claims against the Company under two promissory notes for $50,000 each which Amicus had acquired from the original lenders.  Amicus asserted claims against Mr. Sens based upon two agreements under which Amicus alleged Mr. Sens defaulted on commitments to purchase shares of the Company’s common stock from Amicus. The lawsuit was dismissed in February 2009 as part of a settlement under which the Company paid Amicus $12,000, and the Company executed a new note to Amicus for $112,000 and Mr. Sens executed a note to Amicus for $85,000.

On May 9, 2009, Amicus filed another lawsuit against the Company and Mr. Sens in the Circuit Court for Arlington County, Virginia to recover amounts due under the promissory notes issued pursuant to the February 2009 settlement agreement. The second lawsuit was dismissed in November 2009 pursuant to a settlement agreement under which the Company and Mr. Sens jointly agreed to pay Amicus $140,000 on or before January 29, 2010, and to secure the obligation by a subordinate lien on certain real property owned by the Company in Augusta County, Virginia.

On August 10, 2009, Theodore Kanakis filed a lawsuit against the Company in the Circuit Court for Arlington County, Virginia to recover a loan in the original principal amount of $300,000 that he made to the Company in 2007.  The lawsuit was dismissed in January 2010 as part of a settlement under which Mr. Sens conveyed a coin collection that both parties valued at $105,000 to Mr. Kanakis as partial payment of the amount owed Mr. Kanakis, and the Company issued a note to Mr. Kanakis for $150,000 in settlement of the remainder of the liability.

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

	Fiscal Year Ended December 31, 2009
	High($)*	Low($)*
First Quarter	0.08	0.01
Second Quarter	0.045	0.015
Third Quarter	0.035	0.015
Fourth Quarter	0.03	0.016

	Fiscal Year Ended December 31, 2008
	High($)*	Low($)*
First Quarter	0.26	0.13
Second Quarter	0.165	0.07
Third Quarter	0.12	0.075
Fourth Quarter	0.12	0.025

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

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2009, we did not issue any securities in unregistered transactions,

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, we did not purchase any shares of our common stock.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants during the years ended December 31, 2009 and 2008, and all previously granted stock compensations have vested at the time of grant, therefore the Company had no stock based compensation related to options or warrants recorded during the years ended December 31, 2009 or 2008.

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

Comparison of Financial Results

Years Ended December 31, 2009 and 2008

Revenues

During the years ended December 31, 2009 and 2008, $0 and $6,596 of revenue, respectively, was generated from the Mt. Sidney spring from on-site sales.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through December 31, 2009, we have incurred net losses of $8,607,240. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $502,004 during the year ended December 31, 2009 as compared to $789,546 of expenses during the year ended December 31, 2008. Expenses for the year ended December 31, 2009 and 2008 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the year ended December 31, 2009 as compared to the year ended December 31, 2008.

We incurred total other expenses of ($505,028) for the year ended December 31, 2009, as compared to other income of $935,272 for the year ended December 31, 2008. Other income for the year ended December 31, 2008 was attributable to a gain of approximately $1.5 million from sale of certain real estate property, net of interest expenses of approximately $513,000. Other expenses for the year ended December 31, 2009 was mainly attributable to interest expenses for existing loans.

During the years ended December 31, 2009 and 2008, we incurred net (loss) income of ($1,007,032) and $152,322, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2009 and 2008:

	2009	2008
Net cash used in operating activities	$(196,849)	$(916,306)
Net cash provided by investing activities	56,477	2,274,018
Net cash provided by(used in) financing activities	140,372	(1,357,577)
Net increase in cash and cash equivalents	-	$135

As of December 31, 2009, we had working capital deficit (total current liabilities in excess of total current assets) of $2,911,246, an available cash balance of $580, deferred financing costs – current portion of $5,759 and an accounts payable and accrued liabilities balance of $936,192, notes payable and line of credit of $1,934,033. and other current liabilities of $47,360.

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

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2009, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Joel Sens, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2009 are fairly stated, in all material respects, in accordance with the US GAAP.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2009 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2009, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2009.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation
Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation	Total Compensation
2009	180,000	0	0	0	180,000
2008	180,000	0	0	0	180,000

1)	We do not have a formal employment agreement with Mr. Sens. The salary for Mr. Sens was $180,000 for the fiscal years 2009 and 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Joel Sens	400,000	--	--	0.50	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.00	10/25/2010	--	--	--	--
Joel Sens	300,000	--	--	1.75	10/25/2010	--	--	--	--
Joel Sens	500,000	--	--	2.00	10/25/2010	--	--	--	--

Employment Agreements

We have not entered into an employment agreement with Mr. Sens or any other officer or director.

Director Compensation

We do not have any policy regarding the compensation of directors and paid no compensation for director services in the year ended December 31, 2009.

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

(3)  Based on 14,348,399 shares outstanding at May 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided for the fiscal year ended December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Our President and principal shareholder Joel Sens has advanced funds to the Company for working capital purposes from time to time, which we have repaid each year. Additionally, the total payment we remitted exceeded the total balance due to Mr. Sens in the amount of $42,951 during the year ended December 31, 2006. We have accounted for the excess payment to Mr. Sens as a nonreciprocal transfer to a shareholder for 2006 and, accordingly, have reflected the overpayment as a direct reduction of additional paid-in capital.  During 2007, Mr. Sens contributed capital of $42,951 to the Company to cure the overpayment he received in 2006.  The Company has accounted for the contribution as an addition to paid-in capital.  Mr. Sens also advanced an additional $54,288 (net) for working capital purposes during 2007.  This amount is reflected as related party payable on the Company’s consolidated balance sheet.  During the year ended December 31, 2008, the Company repaid the $54,288 due to Mr. Sens. In addition, Mr. Sens withdrew funds or incurred personal expenses in the net amount of $648,379 from the Company.  During the year ended December 31, 2009, Mr. Sens withdrew additional funds or incurred personal expenses in the net amount of $18,568 from the Company. The Company has accounted for the excess payments to Mr. Sens as a nonreciprocal transfer to a shareholder for 2008 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company. During 2008 and 2009, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

From time to time, Mr. Sens has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company. During 2008 and 2009, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

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

•	In September 29, 2009, Mr. Sens guaranteed the Company’s loan from Charter House, LLC, which had a principal balance of $418,000 at the time.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$48,667	$1,830
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$48,667	$1,830

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)           Financial Statements.  The following financial statements are included in this report:

Audited consolidated financial statements of Seawright Holdings, Inc. as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008, including consolidated balance sheets, statements of operations, statements of cash flows, and statements of changes in stockholders’ deficit.

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

Date: June 15, 2011

By:      /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

EXHIBIT A

SEAWRIGHT HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

AND PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 2009

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2009	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From October 14, 1999 (Date of Inception) Through December 31, 2009	F-6 – F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2009	F-11 - F-12

Notes to the Consolidated Financial Statements	F-13 - F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Seawright Holdings, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Seawright Holdings, Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009 and the period from October 14, 1999 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seawright Holdings, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period from October 14, 1999 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
June 15, 2011

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$580	$580
Prepaid expense	-	31,000
Deferred financing costs, net - current portion	5,759	6,944
Total current assets	6,339	38,524

Property and equipment, net	1,248,284	1,286,585

Other assets:
Other assets	30,214	138,776

Total assets	$1,284,837	$1,463,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$55
Accounts payable and accrued expenses	936,192	295,639
Line of credit	700,427	555,427
Convertible notes payable, net of debt discount	40,000	37,812
Notes payable, current portion	1,193,606	1,139,611
Other liabilities	47,360	-
Total current liabilities	2,917,585	2,028,544

Long-term liabilities:
Other long term liabilities	-	42,489
Total liabilities	2,917,585	2,071,033

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of December 31, 2009 and 2008	13,598	13,598
Common shares to be issued	36,896	36,896
Additional paid in capital	6,948,998	6,967,566
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(8,607,240)	(7,600,208)
Total stockholders' deficit	(1,632,748)	(607,148)

Total liabilities and stockholders' deficit	$1,284,837	$1,463,885

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2009	2008	December 31, 2009
Revenue, net	$-	$6,596	$19,611

Cost and expenses:
Selling, general and administrative	487,240	774,189	5,959,044
Impairment loss on trade name	-	-	19,529
Gain on sale of trading securities	-	-	(37,356)
Depreciation and amortization	14,764	15,357	64,722
	502,004	789,546	6,005,939

Operating loss	(502,004)	(782,950)	(5,986,328)

Other income (expense):
Other income	333	-	62,302
Gain on sale of property	32,940	1,448,056	1,480,996
Gain on extinguishment of debt	-	-	807,103
Interest (expense), net	(538,301)	(512,784)	(4,988,214)

Total other income (expense)	(505,028)	935,272	(2,637,813)

(Loss) Income from continuing operations before income taxes and discontinued operations	(1,007,032)	152,322	(8,624,141)

Provision for income taxes	-	-	-

(Loss) income from continuing operations before discontinued operations	(1,007,032)	152,322	(8,624,141)

Income from discontinued operations	-	-	16,901

Net loss	(1,007,032)	152,322	(8,607,240)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(1,007,032)	$152,322	$(8,632,240)

(Loss) income per common share, basic	$(0.07)	$0.01
(Loss) income per common share, fully diluted	$(0.07)	$0.01
Weighted average number of common shares outstanding used in the (loss) income per share calculation:
Basic	13,598,399	13,598,399
Fully diluted	13,598,399	13,645,458

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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
The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

	Preferred Stock:		Common Stock:		Shares to be issued		Additional Paid in	Common Stock	Preferred Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total

Balance forward	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(25,000)	$(3,799,571)	$(733,875)
Common stock issued for cash	-	-	243,542	244	-	-	341,274	-	-	-	341,518
Common stock issued in exchange for notes payable and penalties	-	-	756,459	756	-	-	778,796	-	-	-	779,552
Fair value of incremental considerations in connection with induced conversion	-	-	-	-	-	-	1,215,417	-	-	-	1,215,417
Common stock issued in connection with exercise of options and warrants	-	-	594,724	594	-	-	347,912	-	-	-	348,506
Common stock issued in exchange for financing incentives and incentive stock liability	-	-	340,000	340	-	-	174,810	-	-	-	175,150
Contributed capital by director	-	-	-	-	-	-	42,951	-	-	-	42,951
Common stock issued in exchange for convertible notes and interest expenses	-	-	2,628,200	2,628	13,407	11,396	1,583,125	-	-	-	1,597,149
Common stock issued in exchange for services rendered at $0.50 per share	-	-	100,000	100	-	-	49,900	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	-	-	(3,952,959)	(3,952,959)
Balance, December 31, 2007	-	-	13,598,399	13,598	13,407	11,396	7,615,945	-	(25,000)	(7,752,530)	(136,591)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

										Deficit
							Additional	Common	Preferred	Accumulated During
	Preferred Stock:		Common Stock:		Shares to be issued		Paid in	Stock	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Dividend	Stage	Total
Balance forward	-	$-	13,598,399	$13,598	13,407	$11,396	$7,615,945	$-	$(25,000)	$(7,752,530)	$(136,591)
Return of contributed capital to shareholder	-	-	-	-	-	-	(648,379)	-	-	-	(648,379)
Common stock to be issued in settlement of convertible debt	-	-	-	-	100,000	25,500	-	-	-	-	25,500
Net Income	-	-	-	-	-	-	-	-	-	152,322	152,322
Balance, December 31, 2008	-	-	13,598,399	13,598	113,407	36,896	6,967,566	-	(25,000)	(7,600,208)	(607,148)
Return of contributed capital to shareholder	-	-	-	-	-	-	(18,568)	-	-	-	(18,568)
Net loss	-	-	-	-	-	-	-	-	-	(1,007,032)	(1,007,032)
Balance, December 31, 2009	-	$-	13,598,399	$13,598	113,407	$36,896	$6,948,998	$-	$(25,000)	$(8,607,240)	$(1,632,748)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,007,032)	$152,322	$(8,607,240)
income from discontinued operations	-	-	(16,901)
Net (loss) income from continuing operations	(1,007,032)	152,322	(8,624,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,764	15,357	64,721
Amortization of debt discounts	2,188	73,800	761,301
Amortization of deferred financing costs	17,071	169,972	1,110,676
Write off of investment in land purchase option	115,500	-	115,500
Penalties and fees charged in connection with loan settlements, net	-	3,882	3,882
Fair value of consideration with induced note payable conversions	-	-	1,215,417
Interest expense financed through issuance of note payable	-	-	40,000
Accretion of interest on trade name liability	4,871	4,369	18,298
Gain on sale of property	(32,940)	(1,448,056)	(1,480,996)
Gain on extinguishment of debt		-	(807,103)
Financing expense attributable to conversion of stock options to common stock		-	1,500
Common stock issued to founders		-	5,020
Common stock issued as financing incentives	-	-	47,650
Common stock issued in exchange for services rendered	-	-	95,000
Common stock issued in exchange for interest expense and penalties	-	-	216,649
Impairment of trade name	-	-	19,529
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in operating assets and liabilities:
Trading marketable securities	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaids and other assets	24,061	(28,880)	(79,821)
Accounts payable and accrued expenses	664,666	140,928	1,767,009
Net cash used in continuing operating activities	(196,849)	(916,306)	(5,516,782)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	(196,849)	(916,306)	(5,499,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net of costs and fees	56,477	2,389,519	2,445,996
Investment in land purchase option	-	(115,501)	(115,501)
Purchase of property, plant and equipment	-	-	(1,000,873)
Net cash provided by investing activities	56,477	2,274,018	1,329,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(55)	(15,753)	-
Proceeds from sale of common stock, net	-	-	2,006,683
Proceeds from (repayments of) notes payable, net	13,995	(1,077,728)	453,188
Proceeds from line of credit, net of repayments	145,000	438,571	583,571
Proceeds from issuance of convertible notes, net	-	-	1,082,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	-	348,506
Return of contributed capital to shareholders	(18,568)	(702,667)	(666,961)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by (used in) financing activities	140,372	(1,357,577)	4,170,838

Net increase in cash and cash equivalents	-	135	580

Cash and cash equivalents, beginning of period	580	445	-

Cash and cash equivalents, end of period	$580	$580	$580
The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2009	2008	December 31, 2009
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$270,042	$1,485,063
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$-	$701,552
Common stock issued in exchange for convertible notes payable	$-	$-	$1,447,104
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock to be issued in connection with issuance of notes payable	$-	$25,500	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$24,113	$47,300	$71,413
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2009, the Company has accumulated losses of $8,607,240.

In March 2008, the President of the Company formed Knox County Minerals, LLC pursuant to the Delaware Limited Liability Company Act and transferred his interest in Knox County Minerals, LLC to Seawright Holdings, Inc., as such the Company became the sole owner of Knox County Mineral, LLC.

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
DECEMBER 31, 2009 AND 2008

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

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share have been calculated based upon the weighted average number of common shares outstanding. The diluted earnings per share for the year ended December 31, 2008 included common stock equivalents of 47,059 shares resulted from stock options, warrants, and convertible notes payable. These diluted shares have been excluded as common stock equivalents for the year ended December 31, 2009 in the diluted loss per share because their effect is anti-dilutive on the computation.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2009 and 2008 and from October 14, 1999 (date of inception) through December 31, 2009.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense in the amount of $-0-, $2,850, and $338,136, respectively, for the years ended December 31, 2009 and 2008, and from October 14, 1999 (date of inception) through December 31, 2009.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Recent Accounting Pronouncements

There were various updates recently issued, the adoptions of the updates are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2009, the Company incurred a loss attributable to common shareholders of $1,007,032, incurred net losses of $8,607,240 since its inception from October 14, 1999 through December 31, 2009 and used $5,499,881 in cash for operating activities from its inception through December 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
DECEMBER 31, 2009 AND 2008

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

On July 8, 2008, the Company sold part of the land purchased during the years ended December 31, 2005 and 2006 with cost base of $941,463 for net proceeds of $2,389,519. This resulted in a net gain of $1,448,056.  In conjunction with the sale of the property, the Company paid off the existing mortgage and other existing notes and related fees in aggregate of $1,845,135 (see Note 7 and Note 14). On September 30, 2009, the Company sold the remaining acres of the land purchased in the years ended December 31, 2005 and 2006 for net proceeds of $58,831 for a net gain of $32,940.

Major classes of property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$1,000,000	$1,023,537
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,317,011
Less - accumulated depreciation	(45,190)	(30,426)
	$1,248,284	$1,286,585

Depreciation expense was $14,764, $15,357, and $45,190 for the years ended December 31, 2009, 2008, and for the period from October 14, 1999 (date of inception) through December 31, 2009, respectively.

NOTE 4 – INTANGIBLE ASSETS AND RELATED LIABILITIES

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $47,360 and $42,489 at December 31, 2009 and 2008, respectively, and the liability was reclassified from other long-term liabilities to other current liability in June 2009 when the maturity became less than twelve months. The intangibles have been recorded at the carrying amount net of the discount amortized and charged to interest expense in relation to these intangibles.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 – INTANGIBLE ASSETS AND RELATED LIABILITIES (continued)

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

NOTE 5 – LAND PURCHASE OPTIONS

On May 6, 2008, the Company’s wholly owned subsidiary, Knox County Minerals, LLC (“Knox Minerals”), entered into an Agreement Regarding Option (the “Assignment Agreement”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to acquire the Option Holders’ rights under a Real Estate Purchase Option dated August 2, 2004 (the “Original Option Agreement”) with Dan D. Stewart and Betsy Stewart (the “Stewarts”) regarding certain land owned by the Stewarts in Knox County, Kentucky (the “Knox Land”).  At the time the parties entered into the Assignment Agreement, the Option Holders had allegedly exercised their option to acquire the Knox Land under the Original Option Agreement, which was contested by the Stewarts, and the dispute was before the Kentucky Supreme Court.

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
DECEMBER 31, 2009 AND 2008

NOTE 5 – LAND PURCHASE OPTIONS (Continued)

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

Subsequent to the date of the financial statements, Knox Minerals entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, and in April 2010 Knox Minerals entered into an Assignment and Assumption Agreement with Next Generation Energy Corp. (“NGEC”), under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  NGEC ultimately did not close and the 2010 Option lapsed by its terms. Subsequent to the assignment and before the expiration of the 2010 Option to NGEC, the President of the Company, Joel Sens, became a significant shareholder and a director of NGEC (see Note 17 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2009	2008
Deferred financing costs	$1,116,435	$1,100,549
Less - accumulated amortization	(1,110,676)	(1,093,605)
	5,759	6,944
Less - current portion	(5,759)	(6,944)
Deferred financing costs - long-term	$-	$-

Amortization expense on deferred financing costs was $17,071, $169,972 and $1,110,676 for the years ended December 31, 2009 and 2008, and for the period from October 14, 1999 (date of inception) through December 31, 2009, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land. $645,000 of this note was settled and paid upon sale of real estate property in July 2008. The remaining principal of $283,000 was in default under the terms of the note agreement at December 31, 2009 and 2008.	$283,000	$283,000

24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2009 and 2008.	135,000	135,000

7% per annum note payable, due on or before July 1, 2008, uncollateralized. This note was partially paid during the year ended December 31, 2008, with the remaining principal in default under the terms of the note agreement at December 31, 2009 and 2008.	187,530	187,530

12% per annum (default rate 14%) note payable, due July 3, 2008, uncollateralized; The Company was in default under the terms of the note agreement at December 31, 2009 and 2008. This note was acquired by Amicus Funding, Inc. and settled as part of the $140,000 note (see below).	-	50,000

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 - NOTES PAYABLE (continued)

	December 31, 2009	December 31, 2008
12% per annum (default rate 14%) note payable, due June 26, 2008, uncollateralized; The Company was in default under the terms of the note agreement at December 31, 2009 and 2008. This note was acquired by Amicus Funding, Inc. and settled as part of the $140,000 note (see below).	-	50,000

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; The Company was in default under the terms of the note agreement at December 31, 2009 and 2008.	375,000	375,000

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2009 and 2008.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	18,276	11,781

6% per annum note payable, due on demand, uncollateralized	7,500	-

10% per annum note payable, extended due date was January 29, 2010, uncollateralized, currently in default	140,000	-
Total	1,193,606	1,139,611
Less: current portion	(1,193,606)	(1,139,611)
Note payable – long term	$-	$-

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

On October 5, 2006, the Company and Charter House, LLC modified the note to increase the principal balance to $515,000.  On February 1, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $645,000.  On November 27, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $928,000.  The note as modified matured on June 8, 2008. Upon sale of certain real estate in July 2008, the Company repaid $645,000 of the Charter House loan with the remaining balance of $283,000 being due and payable on demand. In August 2008, Charter House advanced additional $135,000 to the Company. The note is due on September 19, 2008 and collateralized by common stock of principle stockholder. Subsequent to the date of the financial statements, the Company and Charter House entered into a forbearance agreement pursuant to which the Company partially repaid the accrued interest and penalties, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The loan become default after December 31, 2010 when the Company failed to repay the outstanding balance on that date. (See Note 17 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 - NOTES PAYABLE (continued)

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

Amicus Funding, Inc. Loan

On February 26, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due June 26, 2008.  On March 3, 2008, the Company issued a $50,000 unsecured note payable with 12% per annum interest rate due July 3, 2008.  The Company did not pay either note on its maturity date.  Amicus Funding, Inc. (“Amicus”) later acquired both notes from the original lenders. The Company agreed to issue to the noteholders an aggregate of 100,000 shares of common stock in connection with issuance of these two notes as incentives.  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008.

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

On November 10, 2009, the Company, Amicus and Mr. Sens entered into a settlement agreement with respect to the notes issued to Amicus under the February 10, 2009 settlement agreement.  Under the November 10, 2009 settlement agreement, the Company issued Amicus a note in the amount of $140,000 which bore interest at 10% per annum and was due and payable on January 29, 2010.  The note was subject to a late charge of 5% for any payment not received by its due date.  The note was also secured by a subordinate lien on the certain property of the Company located in Augusta County, Virginia.

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
DECEMBER 31, 2009 AND 2008

NOTE 7 - NOTES PAYABLE (continued)

Miscellaneous Notes

On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable to the vendor.

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum. Total amount of borrowing at December 31, 2009 and 2008 was $18,276 and $11,781, respectively.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

The Company amortized and wrote off the convertible notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $2,188 and $2,916 for the years ended December 31, 2009 and 2008, respectively.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The Company amortized and wrote off $3,152 and $812 for the years ended December 31, 2009 and 2008, respectively, in relation to the deferred financing costs.

A summary of convertible promissory notes payable at December 31, 2009 and 2008 are as follows:

	2009	2008
Convertible notes payable (“Convertible Notes”); 11% per annum; matured in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$40,000
Debt Discount – beneficial conversion feature, net of accumulated amortization of $280,207 and $279,113 at December 31, 2009 and 2008, respectively	-	(1,094)
Note Discount, net of accumulated amortization of $280,207 and $279,113 at December 31, 2009 and 2008, respectively	-	(,1094)
Total	$40,000	$37,812
Less: current portion	(40,000)	(37,812)
Convertible Note- long term portion	$-	$-

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 shares of its preferred stock at par value of $0.001 per share as Series A Convertible Preferred Stock. As of December 31, 2009 and 2008, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2009 and 2008, there were 13,598,399 shares of common stock issued and outstanding.

In March 2000, the Company issued $ 124,000 of notes payable convertible into common stock at a price equal to $0.50 per share. As of December 31, 2000, the holders of the notes payable converted $52,000 of the notes, net of costs, in exchange for 104,000 shares of the Company's common stock.

In January 2001, the holders of the $72,000 of convertible Notes Payable, exercised their rights to convert the unpaid principal to 144,000 shares of the Company's common stock at the conversion price of $0.50 per share.

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
DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMON STOCK (continued)

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
DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMON STOCK (continued)

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

During the year ended December 31, 2008, the Company agreed to issue an aggregate of 100,000 shares of common stock in connection with issuance of notes payable (see Note 7).  The fair value of the common shares amounted $25,500 was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008. The common shares have not been issued as of December 31, 2009 and was accounted for as common stock to be issued.

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
DECEMBER 31, 2009 AND 2008

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 - $2.00	1,500,000	0.82	$ 1.35	1,500,000	$ 1.35

Transactions involving options issued to employees and consultants are summarized as follows:

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (Continued)

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1,500,000	$1.35
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,500,000	$1.35
Granted		-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009	1,500,000	$1.35

Warrants

In connection with the Company’s Private Placement (Note 8) the Company granted an aggregate of 999 warrants to investors, each exercisable for 300 shares of common stock  Additionally, the Company granted 594,000 warrants to a placement agent in exchange for services. Each warrant will be exercisable for one share of the Company's common stock.

Transactions involving warrants issued to investors and consultants are summarized as follows:

	Number of Common Shares Issuable Upon Exercise of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2007	23,350	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	23,350	$0.85
Granted	-	-
Exercised	-	-
Canceled or expired	(23,350)	(0.85)
Outstanding at December 31, 2009	-	$-

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (Continued)

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

During the year ended December 31, 2009, all remaining outstanding warrants expired.

NOTE 11 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes.  At times the total payment the Company repaid to the Company’s’ President and (or) the funds the President of the Company withdrew exceeded the total balance due.  The Company accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During the year ended December 31, 2008, the Company repaid $54,288 due to the President of the Company. In addition, the Company's President withdrew funds or incurred personal expenses in the net amount of $648,379 from the Company.  The Company has accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder for 2008 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

During the year ended December 31, 2009, the Company's President withdrew additional funds or incurred personal expenses in the net amount of $18,568 from the Company.  The Company has accounted for the excess payments  to the Company’s President as a nonreciprocal transfer to a shareholder for 2009 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Income (loss) available for common shareholders	$(1,007,032)	$152,322
Basic income (loss) per share	$(0.07)	$0.01
Weighted average common shares outstanding-basic	13,598,399	13,598,399

Fully diluted income (loss) per share	$(0.07)	$0.01
Weighted average common shares outstanding-fully diluted	13,598,399	13,645,458

For the year ended December 31, 2009, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the year ended December 31, 2008, common stock issued upon the conversion of convertible notes of 47,059 shares were considered in the dilutive determination (see Note 1).

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

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6,300,000, expiring through the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 13 – INCOME TAXES (Continued)

Deferred net tax assets consist of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax asset	$2,452,000	$2,061,000
Less valuation allowance	(2,452,000)	(2,061,000)
Net deferred tax asset	$0	0

The provision for income taxes consists of the following:

	2009	2008
Current tax (benefit)	$(391,000)	$88,000
(Decrease) increase to deferred tax valuation allowance for net operating loss carry forward	391,000	(88,000)
Net provision	$0	0

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2009	2008
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.9%	3.9%
	38.9%	38.9%

Net operating loss carry forwards expiring though 2029 are summarized below:

Estimated net operating loss carry forwards 2007 and prior	$5,500,000
Estimated net operating loss carry forwards 2008	(200,000)
Estimated net operating loss carry forwards 2009	1,000,000

Total	$6,300,000

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

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009 and 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2009 and 2008 was $2,288 and $2,304, respectively, and was charged to operations in the period incurred.

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

Litigation

As of December 31, 2009, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 – INVESTMENT AGREEMENT AND LINE OF CREDIT (Continued)

Dutchess Private Equities Fund, LP Investment Agreement (Continued)

In December 2006, the Company issued a $780,000 Note to Dutchess in connection with the investment agreement. This Note was repaid in full in April 2007. In May 2007, the Company issued an aggregate of 243,542 shares of common stock to Dutchess under the line of credit in exchange for $341,518 of cash proceeds. These common shares were subscribed by Dutchess in exchange for cash and were accounted for as capital transactions. In June and September 2007, the Company issued two additional Notes to Dutchess (the $200,000 and $250,000 Notes) in connection with the investment agreement. These two Notes were settled and repaid in full in April 2008. The Company had no further draw downs of the line of credit and did not issue any further Notes to Dutchess subsequent to the complete pay-off of the $200,000 and $250,000 Notes in April 2008.

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

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens. On November 7, 2008, the Company and AMC amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on the certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collaterals as defined pursuant to the original line of credit agreement dated August 28, 2008. The Company's outstanding balance as of December 31, 2009 is $700,427.

Subsequent to the date of the financial statements, AMC converted the outstanding amount as of May 5, 2010 into a Convertible Note in the principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.  And in November 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were supplied by Mr. Sens. (See Note 17 – Subsequent Events)

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 16 — FAIR VALUE

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

There were no items required to be measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2009.

NOTE 17- SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

As described in Note 7, Amicus Funding, Inc. (“Amicus”) acquired two $50,000 notes issued by Company during the year ended December 31, 2008. One note matured on June 26, 2008 and the other note matured on July 3, 2008, and neither note was paid at their maturity. On February 10, 2009, the Company, Amicus and the President of the Company, Joel Sens, entered into a settlement agreement with respect to the two notes owned by Amicus, in which the Company paid Amicus $12,000 in cash and executed a note payable to Amicus in the amount of $112,000.. On November 10, 2009, the Company, Amicus and Mr. Sens entered into a settlement agreement with respect to the notes issued to Amicus under the February 10, 2009 settlement agreement.  Under the November 10, 2009 settlement agreement, the Company issued Amicus a note in the amount of $140,000.

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
DECEMBER 31, 2009 AND 2008

NOTE 17- SUBSEQUENT EVENTS (Continued)

American Marketing and Capital, Inc. Loan Transactions

As described in Note 14, the Company obtained a line of credit from American Marketing and Capital, Inc. (“AMC”) with balance due AMC in the amount of $700,427 and $555,427 at December 31, 2009 and 2008, respectively. On May 5, 2010, the Company and AMC converted the outstanding amount owed to AMC into a Convertible Note in the original principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share. On November 9, 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were supplied by Mr. Sens.

Theodore J. Kanakis Loan Transactions

As described in Note 7, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment during the year ended December 31, 2008, with remaining outstanding principal in the amount of $187,530 at December 31, 2009 and 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17- SUBSEQUENT EVENTS (Continued)

Charter House, LLC Loan Transactions

As described in Note 7, the Company had total outstanding notes due to Charter House, LLC in the aggregate amount of $418,000 as of December 31, 2009 and 2008.  On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default.

Pierre Palian Loan Transactions

As described in Note 7, the Company had an outstanding note to Pierre Palian in the amount of $375,000 as of December 31, 2009 and 2008.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and is currently in default.

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
DECEMBER 31, 2009 AND 2008

NOTE 17- SUBSEQUENT EVENTS (Continued)

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 11, the total balance due to Mr. Sens was paid in full and the total payments the Company remitted exceeded the total balance due to Mr. Sens. Total overpayment made to Mr. Sens amounted to $666,947 and $648,379, respectively, at December 31, 2009 and 2008. At December 31, 2009 and 2008, the excess payment to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

Knox County Minerals, LLC

As described in Note 5, in May 2008 the Company’s wholly owned subsidiary, Knox County Minerals, LLC (“Knox Minerals”), entered into an Agreement Regarding Option (the “Assignment Agreement”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to acquire the Option Holders’ rights under a Real Estate Purchase Option.  There were several amendment to the Assignment Agreement during the year ended December 31, 2009 and 2008. Knox Minerals ultimately did not close on Knox Land by the deadline therefore, and the Assignment Agreement lapsed.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17- SUBSEQUENT EVENTS (Continued)

Knox County Minerals, LLC(Continued)

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