Form 10-Q
period 2008-03-31
SEAWRIGHT HOLDINGS INC
filed 2011-07-26
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission File Number: 333-56848

SEAWRIGHT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1965220
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

600 Cameron Street, Alexandria, VA 22314
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 340-1629

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.001 Par Value	Shares Outstanding at June 30, 2011 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2008 and March 31, 2007 and for the period from October 14, 1999 (date of inception) through March 31, 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2008 and March 31, 2007 and for the period from October 14, 1999 (date of inception) through March 31, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445	$445
Deferred financing costs, net - current portion	-	40,205
Total current assets	445	40,650

Property and equipment, net	2,239,435	2,243,405

Other assets:
Other assets	25,395	25,395

Total assets	$2,265,275	$2,309,450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$17	$15,808
Accounts payable and accrued expenses	264,782	202,011
Due to related party	78,665	54,288
Notes payable, current portion, net of debt discount	1,682,391	1,590,314
Total current liabilities	2,025,855	1,862,421

Long-term liabilities:
Notes payable, long term portion	509,322	510,604
Convertible notes payable, net of debt discount	35,626	34,896
Other long term liabilities	39,168	38,120

Total liabilities	2,609,971	2,446,041

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of March 31, 2008 and December 31, 2007	13,598	13,598
Common shares to be issued	36,896	11,396
Additional paid in capital	7,615,945	7,615,945
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(7,986,135)	(7,752,530)
Total stockholders' deficit	(344,696)	(136,591)

Total liabilities and stockholders' deficit	$2,265,275	$2,309,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			October 14, 1999
			(date of inception)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Revenue, net	$1,822	$309	$14,837

Cost and expenses:
Selling, general and administrative	116,246	412,183	4,813,861
Impairment of trade name	-	-	19,529
Gain on sale of trading securities	-	-	(37,356)
Depreciation and amortization	3,970	703	38,571
	120,216	412,886	4,834,605

Operating loss	(118,394)	(412,577)	(4,819,768)

Other income (expense):
Other income	-	-	61,969
Gain on extinguishment of debt	-	-	807,103
Interest expense, net	(115,211)	(248,015)	(4,052,340)

Total other (expense)	(115,211)	(248,015)	(3,183,268)

Loss from continuing operations before income taxes and discontinued operations	(233,605)	(660,592)	(8,003,036)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(233,605)	(660,592)	(8,003,036)

Income from discontinued operations	-	-	16,901

Net loss	(233,605)	(660,592)	(7,986,135)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(233,605)	$(660,592)	$(8,011,135)

Loss per common share, basis and assuming fully diluted	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and assuming fully diluted	13,598,399	9,200,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Three months ended March 31,		through
	2008	2007	March 31, 2008

NET CASH USED IN OPERATING ACTIVITIES	$(118,508)	$(543,384)	$(4,505,233)
NET CASH USED IN INVESTING ACTIVITIES	-	(32,602)	(1,000,873)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,508	573,475	5,506,551

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(2,511)	445

Cash and cash equivalents, beginning of period	445	2,986	-

Cash and cash equivalents, end of period	$445	$475	$445

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,952	$130,897	$797,301
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$94,592	$701,552
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock issued in exchange for convertible notes payable	$-	$-	$1,447,104
Common stock issued in exchange for incentive stock liability	$-	$127,500	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with Regulation S-X of the Securities and Exchange Act, as amended, and the instructions to Form 10Q.  Certain information and notes disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The condensed consolidated financial statements as of December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2008, the Company has accumulated losses of $7,986,135.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three months ended March 31, 2008, the Company incurred net losses of $233,605, incurred net losses of $7,986,135 from its inception on October 14, 1999 through March 31, 2008 and used $4,505,233 in cash for operating activities from its inception through March 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location in Staunton, Virginia. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 (excluding the $10,000 refundable deposit made previously) of the remaining purchase price at settlement and has financed the remaining $140,000.  Part of the land acquired in the years ended December 31, 2005 and 2006 was sold subsequent to the date of the financial statement (see Note 7 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Major classes of property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Land	$1,965,000	$1,965,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	2,258,474	2,258,474
Less - accumulated depreciation	(19,039)	(15,069)
	$2,239,435	$2,243,405

Depreciation expense was $3,970 and $703 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
9.375 % per annum note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land.	$521,636	$522,918
7% per annum note payable, due on or before July 1, 2008, uncollateralized. Default interest rate is 2% per month.	300,000	300,000
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement at March 31, 2008 and December 31, 2007 due to delinquent in payment of interest.	928,000	928,000
12% per annum note payable, due on or before December 20, 2007, collateralized by signed put notices. This note was settled and paid in full in April 2008.	100,000	100,000
14% per annum note payable, due on or before March 4, 2008, collateralized by signed put notices. This note was settled and paid in full in April 2008.	250,000	250,000
12% per annum note payable, due July 3, 2008, uncollateralized, net of debt discount	40,437	-
12% per annum note payable, due June 26, 2008, uncollateralized, net of debt discount	40,436	-
Loan against cash value of principle stockholder's life insurance	11,204	-
Total	2,191,713	2,100,918
Less: current portion	1,682,391	1,590,314
Note payable – long term	$509,322	$510,604

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 4 - NOTES PAYABLE (continued)

Fidelity & Trust Bank Loan

On June 29, 2006, the Company borrowed $525,000 from Fidelity & Trust Bank (the “Lender”).  The loan bore interest rate of 9.375% per annum. The loan was payable in 35 regular installments of $4,592 each and one balloon payment, equal to the principal balance of the Loan, accrued interest, and other applicable fees, costs and charges, due on June 29, 2009. The Loan was secured by a first mortgage on certain real property owned by the Company.  This loan was repaid in full on July 8, 2008. (See Note 7 – Subsequent Events).

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment subsequent to March 31, 2008, and on January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on certain property of the Company. On January 22, 2011 the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 7 – Subsequent Events).

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

On October 5, 2006, the Company and Charter House, LLC modified the note to increase the principal balance to $515,000.  On February 1, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $645,000.  On November 27, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $928,000.  The note as modified matured on June 8, 2008.  Subsequent to March 31, 2008, the loan was partially repaid, and on May 5, 2010 the Company and Charter House entered to a forbearance agreement pursuant to which the Company partially repaid the accrued interest and penalties and the maturity date was extended to December 31, 2010. The loan become default after December 31, 2010 when the Company failed to repay the outstanding balance on that date. (See Note 7 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 4 - NOTES PAYABLE (continued)

Dutchess Private Equities Fund, LP Loan

$200,000 Note

On June 20, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $200,000, which bore interest at 12% per annum and was due and payable in full on December 20, 2007.  The Company received net proceeds of $185,000 under the note.  In addition, the Company agreed to issue 40,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 40,000 shares of common stock were valued at $21,200 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that extended the maturity date to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices, as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, the President of the Company pledged certain personal property. As of March 31, 2008, the Company repaid $100,000 of the loan and the remaining outstanding balance was $100,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note. (See Note 7 – Subsequent Events).

$250,000 Note

On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum and was due and payable in full on March 4, 2008.  The Company received net proceeds of $235,000 under the note.  In addition, the Company agreed to issue 50,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 50,000 shares of common stock were valued at $26,450 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that extended the maturity date to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices under the investment agreement, as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens pledged certain personal property. As of December 31, 2007, the remaining outstanding balance was $250,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note. (See Note 7 – Subsequent Events)

The put notices are rights granted to Dutchess to purchase the Companies’ common shares at market price, and the purchase price due from Dutchess is taken as a reduction from the outstanding loan amount at that time the rights are exercised.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 4 - NOTES PAYABLE (continued)

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

The Company agreed to issue the noteholders an aggregate of 100,000 shares of common stock in connection with issuance of these two notes as incentives.  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount. The Company amortized the debt discount and interest expense of $6,373 was charged to operations during the quarter ended March 31, 2008. Subsequent to the date of the financial statements, the Company, Amicus and the President of the Company, Joel Sens, entered into several settlement agreements with respect to the two notes owned by Amicus (see Note 7 – Subsequent Events).

Miscellaneous

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum.  The total amount owed at March 31, 2008 was $11,204.

NOTE 5 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2008 and December 31, 2007, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2008 and December 31, 2007, there were 13,598,399 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes.   The amount due to the Company’s President was $78,665 and $54,288, net of repayments, at March 31, 2008 and December 31, 2007, respectively.

Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 7 – Subsequent Events)

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

As described in Note 4, in February and March 2008 the Company issued two $50,000 unsecured notes payable. The Company did not pay either note on its maturity date.  Amicus Funding, Inc. (“Amicus”) later acquired both notes from the original lenders.

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

American Marketing and Capital, Inc. Loan Transactions

On April 14, 2008, the Company issued a promissory note to American Marketing and Capital, Inc. (“AMC”) in the amount of $300,000 note.  The note was due on October 13, 2008 and was secured by certain real estate of the Company and 2,100,000 common shares of the Company personally owned by the President of the Company.  On May 16, 2008, the Company modified the previously issued $300,000 note, adding additional borrowing of $178,800 with the maturity date of the note remained unchanged.  On May 30, 2008, the Company modified again the previously issued $300,000 note, adding an additional borrowing of $166,500, with the maturity date of the note remained unchanged.  The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

Theodore J. Kanakis Loan Transactions

As described in Note 4, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The amount due to Mr. Kanakis was $300,000 at March 31, 2008 and December 31, 2007. The Company made partial repayment subsequent to March 31, 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

None of the transactions contemplated by the January 22, 2011, were completed.  On June 29, 2011, the Company, Mr. Kanakis and Mr. Sens entered into a modification to the January 22, 2011 agreement.  Under the modification, Mr. Kanakis agreed that he would sell the remaining Option Shares to an investor identified by Mr. Sens for $0.18 per share, or $72,000 by August 15, 2011; provided that he could sell any Option Shares on the open market at a price greater than $0.18 per share prior to such investor purchasing the Option Shares.  The parties also agreed that Mr. Kanakis would sell the Conversion Shares to an investor identified by Mr. Sens for $110,000 by July 31, 2011.

Charter House, LLC Loan Transactions

As described in Note 4, the Company had outstanding notes due to Charter House, LLC in the amount of $928,000 as of March 31, 2008 and December 31, 2007.  On July 8, 2008, the note was partially paid from the proceeds from the sale of certain real estate property of the Company. In August 2008, Charter House advanced an additional $135,000 to the Company. The note bears interest at 24% per annum, is due on September 19, 2008 and collateralized by common stock of the principle stockholder.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

Fidelity & Trust Bank Loan Transactions

As described in Note 4, the Company had outstanding balance due Fidelity & Trust Bank in the amount of $521,636 and $522,918 at March 31, 2008 and December 31, 2007, respectively. This loan was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

Dutchess Private Equities Fund, LP Loan Transactions

As described in Note 4, on June 20, 2007 the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $200,000, which bore interest at 12% per annum. Modified due date of the note was January 31, 2008.  As described in Note 4, the outstanding balance of the note was $100,000 at March 31, 2008 and December, 31, 2007.  On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum. Modified due date of the note was January 31, 2008. As described in Note 4, the outstanding balance of the note was $250,000 at March 31, 2008 and December 31, 2007. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled and paid in full all principal, interest, penalties and fees due under these two notes for $380,000.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

Sale of Property

On July 8, 2008, the Company sold real estate property for net proceeds of $2,389,519 for a net gain of $1,448,056.  In conjunction with the sale of the property, the Company paid off the existing mortgage and other existing notes totally an aggregate of $1,845,135. On September 30, 2009, the Company sold real estate property for net proceeds of $56,477 for a net gain of $32,940.

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 6, the total balance due to Mr. Sens was $78,665 and $54,288 at March 31, 2008 and December 31, 2007, respectively. The Company had paid in full the amount due to Mr. Sens subsequent to March 31, 2008 and the total payment the Company remitted exceeded the total balance due to Mr. Sens. At December 31, 2008 and 2009, the excess payment made to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. Total overpayment to Mr. Sens amounted to $648,379 and $666,947, respectively, at December 31, 2008 and December 31, 2009. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

Issuance of Common Stock

As described above, in December 2010 the Company issued 375,000 shares of common stock to Amicus Funding Inc. in connection with the settlement agreement entered into on November 10, 2010, and issued 375,000 shares of common stock to American Marketing and Capital, Inc. pursuant to the settlement agreement dated November 9, 2010.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

Knox County Minerals, LLC

As described in Note 1, in March 2008 the President of the Company formed Knox County Minerals, LLC (“Knox Minerals”) pursuant to the Delaware Limited Liability Company Act and transferred his interest in Knox County Minerals, LLC to Seawright Holdings, Inc., and as such the Company became the sole owner of Knox County Minerals, LLC.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

We ultimately determined that we did not have the capital resources to market and distribute our bottled water as a retail brand, and therefore we discontinued that business strategy.  Our business strategy is now focused on negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users. The fair value of the intangible assets acquired from Quibwell was impaired and reduced to $0 as of December 31, 2007.

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

Comparison of Financial Results

Three Months Ended March 31, 2008 and 2007

Revenues

During the three months ended March 31, 2008 and 2007, we generated $1,822 and $309 of revenue, respectively, from the Mt. Sidney spring from on-site sales.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through March 31, 2008, we have incurred net losses of $7,986,135. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $120,216 during the three months ended March 31, 2008 as compared to $412,886 of expenses during the three months ended March 31, 2007. Expenses for the three months ended March 31, 2008 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of our change in strategy with respect to sales of water from our properties.

We incurred total other expenses of ($115,211) for the three months ended March 31, 2008, as compared to other expenses of ($248,015) for the three months ended March 31, 2007. Other expense in both periods was attributable to interest expense on borrowed funds.

During the three months ended March 31, 2008 and 2007, we incurred net losses of ($233,605) and ($660,592), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net cash used in operating activities	$(118,508)	$(543,384)
Net cash used in investing activities	-	(32,602)
Net cash provided by financing activities	118,508	573,475
Net decrease in cash and cash equivalents	-	$(2,511)

As of March 31, 2008, we had working capital deficit (total current liabilities in excess of total current assets) of ($2,025,410), an available cash balance of $445, an accounts payable and accrued liabilities balance of $264,782, due to related party of $78,665, and current notes payable of $1,682,391.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have significant recurring losses, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  Management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The Company is also pursuing additional debt or equity financing through discussions with private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of notes to our audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed on June 15, 2011. Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of March 31, 2008.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2008, the Company was in default under certain loan agreements as described in Note 4 to its unaudited consolidated financial statements.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAWRIGHT HOLDINGS, INC.
Date: July 26, 2011	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010 (6)

10.5	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008 (6)

10.6	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008 (6)

10.7	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010 (6)

10.8	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010 (6)

10.9	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010 (6)

10.10	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010 (6)

10.11	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010 (6)

10.12	Settlement Agreement between Seawright Holdings, LLC, Joel Sens and Theodore J. Kanakis dated January 22, 2011 (6)

10.13	6% Convertible Promissory Note executed by Seawright Holdings, Inc. to American Marketing and Capital, Inc. in the original principal amount of $440,000 dated May 5, 2010 (6)

10.14	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009 (6)

10.15	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010 (6)

10.16	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010 (6)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________

* Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.

(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.

(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.

(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.

(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.
(6)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on June 14, 2011.