Form 10-Q
period 2008-06-30
SEAWRIGHT HOLDINGS INC
filed 2011-07-26
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at June 30, 2011 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2008 and June 30, 2007 and for the period from October 14, 1999 (date of inception) through June 30, 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2008 and June 30, 2007 and for the period from October 14, 1999 (date of inception) through June 30, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	22

PART II	Other Information

Item 1	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445	$445
Deferred financing costs, net - current portion	49,437	40,205
Total current assets	49,882	40,650

Property and equipment, net	2,235,467	2,243,405

Other assets:
Other assets	125,395	25,395

Total assets	$2,410,744	$2,309,450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$521	$15,808
Accounts payable and accrued expenses	250,549	202,011
Due to related party	-	54,288
Notes payable, current portion	2,863,145	1,590,314
Total current liabilities	3,114,215	1,862,421

Long-term liabilities:
Notes payable, long term portion	-	510,604
Convertible notes payable, net of debt discount	36,352	34,896
Other long term liabilities	40,245	38,120
Total liabilities	3,190,812	2,446,041

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of June 30, 2008 and December 31, 2007	13,598	13,598
Common shares to be issued	36,896	11,396
Additional paid in capital	7,499,667	7,615,945
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(8,305,229)	(7,752,530)
Total stockholders' deficit	(780,068)	(136,591)

Total liabilities and stockholders' deficit	$2,410,744	$2,309,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2008	2007	2008	2007	June 30, 2008

Revenue, net	$1,877	$1,775	$3,699	$2,084	$16,714

Cost and expenses:
Selling, general and administrative	180,192	974,803	296,438	1,386,282	4,994,053
Impairment of trade name	-	-	-	-	19,529
(Gain) loss on sale of trading securities	-	(456)	-	248	(37,356)
Depreciation and amortization	3,967	703	7,937	1,406	42,538
	184,159	975,050	304,375	1,387,936	5,018,764

Operating loss	(182,282)	(973,275)	(300,676)	(1,385,852)	(5,002,050)

Other income (expense):
Other income	-	-	-	-	61,969
(Loss) gain on extinguishment of debt	-	(79,970)	-	(79,970)	807,103
Interest expense, net	(136,812)	(386,595)	(252,023)	(634,610)	(4,189,152)

Total other (expense)	(136,812)	(466,565)	(252,023)	(714,580)	(3,320,080)

Loss from continuing operations before income taxes and discontinued operations	(319,094)	(1,439,840)	(552,699)	(2,100,432)	(8,322,130)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations before discontinued operations	(319,094)	(1,439,840)	(552,699)	(2,100,432)	(8,322,130)

Income from discontinued operations	-	-	-	-	16,901

Net loss	(319,094)	(1,439,840)	(552,699)	(2,100,432)	(8,305,229)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(319,094)	$(1,439,840)	$(552,699)	$(2,100,432)	$(8,330,229)

Loss per common share, basis and assuming fully diluted	$(0.02)	$(0.12)	$(0.04)	$(0.20)

Weighted average number of common shares outstanding, basic and assuming fully diluted	13,598,399	11,664,075	13,598,399	10,427,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Six months ended June 30,		through
	2008	2007	June 30, 2008

NET CASH USED IN OPERATING ACTIVITIES	$(398,916)	$(1,284,813)	$(4,785,641)
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(85,110)	(1,100,873)
NET CASH PROVIDED BY FINANCING ACTIVITIES	498,916	1,367,412	5,886,959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(2,511)	445

Cash and cash equivalents, beginning of period	445	2,986	-

Cash and cash equivalents, end of period	$445	$475	$445

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$154,027	$148,683	$938,376
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$ ___701,552	$701,552
Common stock to be issued in exchange for convertible notes payable	$-	$11,396-	$11,396
Common stock issued in exchange for convertible notes payable	$-	$1,447,104	$1,447,104
Common stock issued in exchange for incentive stock liability	$-	$127,500	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The condensed consolidated financial statements as of December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2008, the Company has accumulated losses of $8,305,229.

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
JUNE 30, 2008
(UNAUDITED)

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six months ended June 30, 2008, the Company incurred net losses of $522,699, incurred net losses of $8,305,229 from its inception on October 14, 1999 through June 30, 2008 and used $4,785,641 in cash for operating activities from its inception through June 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 - PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location in Staunton, Virginia. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of the second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 (excluding the $10,000 refundable deposit made previously) of the remaining purchase price at settlement and has financed the remaining $140,000.  Part of the land acquired in the years ended December 31, 2005 and 2006 was sold subsequent to the date of the financial statement (see Note 8 – Subsequent Events).

Major classes of property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

	June 30, 2008	December 31, 2007
Land	$1,965,000	$1,965,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	2,258,474	2,258,474
Less - accumulated depreciation	(23,007)	(15,069)
	$2,235,467	$2,243,405

Depreciation expense was $7,938 and $1,406 for the six month periods ended June 30, 2008 and 2007, respectively.

NOTE 4 - LAND PURCHASE OPTIONS

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

Under the Assignment Agreement, the parties agreed that the purchase price for the Option Holder’s rights under the Original Option Agreement was $3,000,000.  Knox Minerals deposited $100,000 in escrow, and had 30 days to conduct due diligence to determine whether it wanted to complete the purchase.   If Knox Minerals notified the Option Holders that it was declining to complete the purchase within 35 days after the date of the Assignment Agreement, then it was entitled to a full refund of the $100,000 deposit.  If it did not elect to terminate the Assignment Agreement, the $100,000 deposit was to be paid to the Option Holders, and would be credited against the purchase price.  Knox Minerals was obligated to close within 30 days after the end of the due diligence period in the event it did not elect to terminate the Assignment Agreement.  The $100,000 deposit was included in other noncurrent assets of the Company’s consolidated balance sheet as of June 30, 2008.

On June 12, 2008, Knox Minerals and the Option Holders entered into a First Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to June 30, 2008, and the deadline for Knox Minerals to terminate the Assignment Agreement would be extended to June 30, 2008.

Subsequent to the date of the financial statements, Knox Minerals and the Option Holders entered into several Amendments to the Assignment Agreement. Knox Minerals ultimately did not close on Knox Land by the deadline therefore, and the Assignment Agreement lapsed (see Note 8 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
9.375 % per annum note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land. This note was paid in full in July 2008.	$519,867	$522,918

7% per annum note payable, due on or before July 1, 2008, uncollateralized. Default interest rate is 2% per month.	300,000	300,000

15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement at June 30, 2008 and December 31, 2007 due to delinquent in payment of interest.	928,000	928,000

12% per annum note payable, due on or before December 20, 2007, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	100,000

14% per annum note payable, due on or before March 4, 2008, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	250,000

12% per annum note payable, due July 3, 2008, uncollateralized	50,000	-

12% per annum note payable, due June 26, 2008, uncollateralized; The Company was in default under the term of the note agreement at June 30, 2008.	50,000	-

24% per annum (default rate 30%) notes payable, due on or before October 13, 2008, collateralized by land. This note was paid in full in July 2008.	645,300	-

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; net of prepaid interest of $16,226	358,774	-

Loan against cash value of principle stockholder's life insurance	11,204	-
	2,863,145	2,100,918
Less: current portion	2,863,145	1,590,314
Note payable – long term	$-	$510,604

Fidelity & Trust Bank Loan

On June 29, 2006, the Company borrowed $525,000 from Fidelity & Trust Bank (the “Lender”).  The loan bore interest a rate of 9.375% per annum. The loan was payable in 35 regular installments of $4,592 each and one balloon payment, equal to the principal balance of the Loan, accrued interest, and other applicable fees, costs and charges, due on June 29, 2009. The Loan was secured by a first mortgage on certain real property owned by the Company.  This loan was repaid in full on July 8, 2008. (See Note 8 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment subsequent to June 30, 2008, and on January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on certain property of the Company. On January 22, 2011 the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 8 – Subsequent Events).

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

On October 5, 2006, the Company and Charter House, LLC modified the note to increase the principal balance to $515,000.  On February 1, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $645,000.  On November 27, 2007, the Company and Charter House, LLC modified the note to increase the principal balance to $928,000.  The note as modified matured on June 8, 2008.  Subsequent to June 30, 2008, the loan was partially repaid, and on May 5, 2010 the Company and Charter House entered to a forbearance agreement pursuant to which the Company partially repaid the accrued interest and penalties and the maturity date was extended to December 31, 2010. The loan become default after December 31, 2010 when the Company failed to repay the outstanding balance on that date. (See Note 8 – Subsequent Events).

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

$250,000 Note

On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum and was due and payable in full on March 4, 2008.  The Company received net proceeds of $235,000 under the note.  In addition, the Company agreed to issue 50,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 50,000 shares of common stock were valued at $26,450 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement that extended the maturity date to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices under the investment agreement, as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens pledged certain personal property. As of December 31, 2007, the remaining outstanding balance was $250,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note for $380,000 (see above).

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

The Company agreed to issue the noteholders an aggregate of 100,000 shares of common stock in connection with issuance of these two notes as incentives.  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount. The Company amortized the debt discount and interest expense of $25,500 was charged to operations during the six months ended June 30, 2008. Subsequent to the date of the financial statements, the Company, Amicus and the President of the Company, Joel Sens, entered into several settlement agreements with respect to the two notes owned by Amicus (see Note 8 – Subsequent Events).

Miscellaneous

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum.  The total amount owed at June 30, 2008 was $11,204.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

American Marketing and Capital, Inc. Loan Transactions

On April 14, 2008, the Company issued a promissory note to American Marketing and Capital, Inc. (“AMC”) in the amount of $300,000 note.  The note was due October 13, 2008 and was secured by certain real estate of the Company and 2,100,000 common shares of the Company personally owned by the President of the Company.  On May 16, 2008, the Company modified the previously issued $300,000 note, adding additional borrowing of $178,800 with the maturity date of the note remained unchanged.  On May 30, 2008, the Company modified again the previously issued $300,000 note, adding an additional borrowing of $166,500, with the maturity date of the note remained unchanged.  Total amount due at June 30, 2008 was $645,300. The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see Note 8 - Subsequent Events).

Pierre Palian Loan Transactions

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note balance at June 30, 2008 was $358,774, net of prepaid interest of $16,226. The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.   The note was guaranteed by Mr. Sens. Subsequent to the date of the financial statements, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The Company did not repay the loan by the extended maturity date as defined in the forbearance agreement and is currently in default. (see Note 8 - Subsequent Events).

NOTE 6 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2008 and December 31, 2007, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2008 and December 31, 2007, there were 13,598,399 shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes.  The amount due to the Company’s President was $54,288 at December 31, 2007.  During the six months ended June 30, 2008, the Company repaid the advances of $54,288. In addition, the amount remitted to the Company’s President exceeded the total balance due.  The Company has accounted for the excess payments of $116,278 to the Company’s President during the six months ended June 30, 2008 as a nonreciprocal transfer to a shareholder and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 8 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

As described in Note 5, in February and March 2008 the Company issued two $50,000 unsecured notes payable. The Company did not pay either note on its maturity date.  Amicus Funding, Inc. (“Amicus”) later acquired both notes from the original lenders.

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

American Marketing and Capital, Inc. Loan Transactions

As described in Note 5, the Company had outstanding loan due to American Marketing and Capital, Inc. (“AMC”) in the amount of $645,300 at June 30, 2008. The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

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
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

On November 9, 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were supplied by Mr. Sens.

Theodore J. Kanakis Loan Transactions

As described in Note 5, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The amount due to Mr. Kanakis was $300,000 at June 30, 2008 and December 31, 2007. The Company made partial repayment subsequent to June 30, 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

Charter House, LLC Loan Transactions

As described in Note 5, the Company had outstanding notes due to Charter House, LLC in the amount of $928,000 as of June 30, 2008 and December 31, 2007.  On July 8, 2008, the note was partially paid from the proceeds from the sale of certain real estate property of the Company. In August 2008, Charter House advanced an additional $135,000 to the Company. The note bears interest at 24% per annum, is due on September 19, 2008 and collateralized by common stock of the principle stockholder.

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

Pierre Palian Loan Transactions

As described in Note 5, the Company had a promissory note of $375,000 due to Pierre Palian. On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and it is currently in default.

Fidelity & Trust Bank Loan Transactions

As described in Note 5, the Company had outstanding balance due Fidelity & Trust Bank in the amount of $519,867 and $522,918 at June 30, 2008 and December 31, 2007, respectively. This loan was repaid in full on July 8, 2008 upon sale of real estate property of the Company (see below).

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
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

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

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 7, the total balance due to Mr. Sens was $54,288 at December 31, 2007. The Company had paid in full the amount due to Mr. Sens during the six months ended June 30, 2008. In addition, the total payment the Company remitted exceeded the total balance due to Mr. Sens. At December 31, 2008 and 2009, the excess payment made to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. Total overpayment to Mr. Sens amounted to $648,379 and $666,947, respectively, at December 31, 2008 and December 31, 2009. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

Knox County Minerals, LLC

As described in Note 4, the Company’s wholly owned subsidiary Knox County Minerals, LLC (“Knox Minerals”) entered into an Agreement Regarding Option (the “Assignment Agreement”) in May 2008 and the First Amendment to the Assignment Agreement in June 2008. On July 28, 2008, Knox Minerals and the Option Holders entered into a Second Amendment to the Assignment Agreement, under which the parties agreed that the $100,000 deposit would be paid to the Option Holders and the deposit would be credited against the purchase price, the due diligence period and closing date would be extended to August 14, 2008, and that Knox Minerals had the option to extend the due diligence period to September 2, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to August 14, 2008 and paid the Option Holders an extension fee of $1,000 for each day the periods were extended.  Knox Minerals subsequently exercised its option to extend the due diligence date to September 2, 2008, and paid the Option Holders an extension fee of $18,000. The extension fees paid were charged to operations during the year ended December 31, 2008.

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
JUNE 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

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

Comparison of Financial Results

Three and Six months ended June 30, 2008 and 2007

Revenues

During the three and six months ended June 30, 2008, we generated $1,877 and $3,699 of revenue, respectively, from the Mt. Sidney spring from on-site sales, as compared to $1,775 and $2,084 of revenues for the same periods in fiscal year 2007.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through June 30, 2008, we have incurred net losses of $8,305,229. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $184,519 and $304,375, respectively, during the three and six months ended June 30, 2008 as compared to expenses of $975,050 and $1,387,936, respectively, during the three and six months ended June 30, 2007. Expenses for the six months ended June 30, 2008 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 as a result of our change in strategy with respect to sales of water from our properties.

We incurred total other expenses of $136,812 and $252,023, respectively, for the three and six months ended June 30, 2008, as compared to other expenses of $466,565 and $714,580, respectively, for the three and six months ended June 30, 2007. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds.

During the six months ended June 30, 2008 and 2007, we incurred net losses of ($552,699) and ($2,100,432), respectively. During the three months ended June 30, 2008 and 2007, we incurred net losses of ($319,094) and ($1,439,840), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Net cash used in operating activities	$(398,916)	$(1,284,813)
Net cash used in investing activities	(100,000)	(85,110)
Net cash provided by financing activities	498,916	1,367,412
Net decrease in cash and cash equivalents	-	$(2,511)

As of June 30, 2008, we had working capital deficit (total current liabilities in excess of total current assets) of ($3,064,333), an available cash balance of $445, an accounts payable and accrued liabilities balance of $250,549, and current notes payable of $2,863,145.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of June 30, 2008.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2008, the Company was in default under certain loan agreements as described in Note 5 to its unaudited consolidated financial statements.

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