Form 10-Q
period 2008-09-30
SEAWRIGHT HOLDINGS INC
filed 2011-07-26
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.001 Par Value	Shares Outstanding at June 30, 2011 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2008 and September 30, 2007 and for the period from October 14, 1999 (date of inception) through September 30, 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2008 and September 30, 2007 and for the period from October 14, 1999 (date of inception) through September 30, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580	$445
Deferred financing costs, net - current portion	3,226	40,205
Total current assets	3,806	40,650

Property and equipment, net	1,290,275	2,243,405

Other assets:
Other assets	125,395	25,395

Total assets	$1,419,476	$2,309,450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$4,399	$15,808
Line of credit	142,500	-
Accounts payable and accrued expenses	261,900	202,011
Due to related party	-	54,288
Convertible notes payable, net of debt discount	37,083	-
Notes payable, current portion	1,137,025	1,590,314
Total current liabilities	1,582,907	1,862,421

Long-term liabilities:
Notes payable, long term portion	-	510,604
Convertible notes payable, net of debt discount	-	34,896
Other long term liabilities	41,352	38,120
Total liabilities	1,624,259	2,446,041

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of September 30, 2008 and December 31, 2007	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of September 30, 2008 and December 31, 2007	13,598	13,598
Common shares to be issued	36,896	11,396
Additional paid in capital	7,051,970	7,615,945
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(7,282,247)	(7,752,530)
Total stockholders' deficit	(204,783)	(136,591)

Total liabilities and stockholders' deficit	$1,419,476	$2,309,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2008	2007	2008	2007	September 30, 2008
Revenue, net	$704	$4,183	$4,403	$6,267	$17,418

Cost and expenses:
Selling, general and administrative	265,011	165,026	562,449	1,551,308	5,260,064
Impairment of trade name	-	-	-	-	19,529
(Gain) loss on sale of trading securities	-	6	-	255	(37,356)
Depreciation and amortization	3,729	3,969	11,666	5,375	46,267
	268,740	169,001	574,115	1,556,938	5,288,504

Operating loss	(268,036)	(164,818)	(569,712)	(1,550,671)	(5,271,086)

Other income (expense):
Other income	-	-	-	-	61,969
Gain on sale of property	1,448,056	-	1,448,056	-	1,448,056
(Loss) gain on extinguishment of debt	-	-	-	(273,365)	807,103
Interest expense, net	(157,038)	(94,841)	(408,061)	(536,056)	(4,345,190)
Total other income (expense)	1,291,018	(94,841)	1,039,995	(809,421)	(2,028,062)

Income (loss) from continuing operations before income taxes and discontinued operations	1,022,982	(259,659)	470,283	(2,360,092)	(7,299,148)

Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations before discontinued operations	1,022,982	(259,659)	470,283	(2,360,092)	(7,299,148)

Income from discontinued operations	-	-	-	-	16,901

Net Income (loss)	1,022,982	(259,659)	470,283	(2,360,092)	(7,282,247)

Preferred stock dividend	-	-	-	-	(25,000)

Net Income (loss) attributable to common shareholders	$1,022,982	$(259,659)	$470,283	$(2,360,092)	$(7,307,247)

Income (loss) per common share, basic	$0.08	$(0.02)	$0.03	$(0.20)
Income (loss) per common share, fully diluted	$0.08	$(0.02)	$0.03	$(0.20)
Weighted average number of common shares outstanding, basic	13,598,399	13,413,048	13,598,399	11,993,105
Weighted average number of common shares outstanding, fully diluted	13,645,458	13,413,048	13,645,458	11,993,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Nine months ended September 30,		Through
	2008	2007	September 30, 2008

NET CASH USED IN OPERATING ACTIVITIES	$(705,216)	$(1,554,406)	$(5,091,941)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,289,520	(85,110)	1,288,647
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,584,169)	1,637,005	3,803,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135	(2,511)	580

Cash and cash equivalents, beginning of period	445	2,986	-

Cash and cash equivalents, end of period	$580	$475	$580

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$201,799	$180,994	$986,148
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$701,552	$701,552
Common stock to be issued in exchange for convertible notes payable	$-	$11,396	$11,396
Common stock issued in exchange for convertible notes payable	$-	$1,447,104	$1,447,104
Common stock issued in exchange for incentive stock liability	$-	$127,500	$127,500
Transfer of deposit to property and equipment	$-	$57,600	$57,600
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2008, the Company has accumulated losses of $7,248,779.

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine months ended September 30, 2008, the Company incurred net losses of $7,282,247 from its inception on October 14, 1999 through September 30, 2008 and used $5,091,941 in cash for operating activities from its inception through September 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Major classes of property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

	September 30, 2008	December 31, 2007
Land	$1,023,537	$1,965,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,317,011	2,258,474
Less - accumulated depreciation	(26,736)	(15,069)
	$1,290,275	$2,243,405

During the nine month period ended September 30, 2008, the Company sold part of the property acquired the years ended December 31, 2005 and 2006 with a cost basis of $941,463 for proceeds of $2,389,519 recording a net gain from sale of property of $1,448,056 in current period operations.

Depreciation expense was $11,666 and $5,375 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Under the Assignment Agreement, the parties agreed that the purchase price for the Option Holder’s rights under the Original Option Agreement was $3,000,000.  Knox Minerals deposited $100,000 in escrow, and had 30 days to conduct due diligence to determine whether it wanted to complete the purchase.   If Knox Minerals notified the Option Holders that it was declining to complete the purchase within 35 days after the date of the Assignment Agreement, then it was entitled to a full refund of the $100,000 deposit.  If it did not elect to terminate the Assignment Agreement, the $100,000 deposit was to be paid to the Option Holders, and would be credited against the purchase price.  Knox Minerals was obligated to close within 30 days after the end of the due diligence period in the event it did not elect to terminate the Assignment Agreement.  The $100,000 deposit was included in other noncurrent assets of the Company’s consolidated balance sheet as of September 30, 2008.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4 - LAND PURCHASE OPTIONS (continued)

On July 28, 2008, Knox Minerals and the Option Holders entered into a Second Amendment to the Assignment Agreement, under which the parties agreed that the $100,000 deposit would be paid to the Option Holders and the deposit would be credited against the purchase price, the due diligence period and closing date would be extended to August 14, 2008, and that Knox Minerals had the option to extend the due diligence period to September 2, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to August 14, 2008 and paid the Option Holders an extension fee of $1,000 for each day the periods were extended.  Knox Minerals subsequently exercised its option to extend the due diligence date to September 2, 2008, and paid the Option Holders an extension fee of $18,000. The extension fees paid were charged to operations during the nine months ended September 30, 2008.

On August 25, 2008, Knox Minerals and the Option Holders entered into a Third Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to September 30, 2008 in consideration for an additional extension fee of $28,000.  The extension fees paid were charged to operations during nine months ended September 30, 2008.

On September 30, 2008, Knox Minerals and the Option Holders entered into a Fourth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to October 31, 2008 in consideration for an additional extension fee of $31,000, that 50% of the extension fee of $31,000 would be credited against the purchase price, and that Knox Minerals had the option to extend the due diligence period to December 31, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to October 31, 2008 and paid the Option Holders an extension fee of $61,000. The Company paid the extension fee of $31,000 on October 8, 2008 which extended the option through October 31, 2008, but the $61,000 extension fee was not paid as the Fifth Amendment to the Assignment Agreement was entered into (see Note 8 – Subsequent Events) on October 31, 2008. The Company accounted for $15,500 (50% of the extension fee of $31,000 paid on October 8, 2008) as other noncurrent assets.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
9.375 % per annum note payable, monthly payments of $4,592 with remaining principal and outstanding interest due and payable June 2009, collateralized by land. This note was paid in full in July 2008.	$-	$522,918
7% per annum note payable, due on or before July 1, 2008, uncollateralized. Default interest rate is 2% per month. The Company is in default under the terms of the note agreement at September 30, 2008.	187,530	300,000
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement at September 30, 2008 and December 31, 2007 due to delinquent in payment of interest	283,000	928,000
24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement at September 30, 2008.	135,000	-
12% per annum note payable, due on or before December 20, 2007, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	100,000
14% per annum note payable, due on or before March 4, 2008, collateralized by signed put notices. This note was settled and paid in full in April 2008.	-	250,000
15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land, net of prepaid interest of $2,009	372,991	-
12% per annum note payable, due July 3, 2008, uncollateralized. The Company was in default under the term of the note agreement at September 30, 2008.	50,000	-
12% per annum note payable, due June 26, 2008, uncollateralized; The Company was in default under the term of the note agreement at September 30, 2008.	50,000	-
Loan against cash value of principle stockholder's life insurance	11,204	-
6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder.	47,300
	1,137,025	2,100,918
Less: current portion	1,137,025	1,590,314
Note payable – long term	$-	$510,604

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

Fidelity & Trust Bank Loan

On June 29, 2006, the Company borrowed $525,000 from Fidelity & Trust Bank (the “Lender”).  The loan bore interest rate of 9.375% per annum. The loan was payable in 35 regular installments of $4,592 each and one balloon payment, equal to the principal balance of the Loan, accrued interest, and other applicable fees, costs and charges, due on June 29, 2009. The Loan was secured by a first mortgage on certain real property owned by the Company.  This loan was repaid in full on July 8, 2008 upon sale of real estate property (see Note 3).

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment in the third quarter of fiscal year 2008. The balance due at September 30, 2008 and December 31, 2007 was $187,530 and $300,000, respectively. On January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on certain property of the Company. On January 22, 2011 the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 8 – Subsequent Events).

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

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

$250,000 Note

On September 4, 2007, the Company issued a note to Dutchess Private Equities Fund, LP in the amount of $250,000, which bore interest at 14% per annum and was due and payable in full on March 4, 2008.  The Company received net proceeds of $235,000 under the note.  In addition, the Company agreed to issue 50,000 shares of its common stock to Duchess as further incentives if the note was not paid in full within 90 days of the date the note was issued.  Because the note was not paid by that time, the Company issued the shares during the year ended December 31, 2007. The 50,000 shares of common stock were valued at $26,450 and accounted for as interest expense during the year ended December 31, 2007. On November 19, 2007, the Company entered into an addendum of the agreement extended that the maturity date to January 31, 2008. The Company agreed to make payments pursuant to the payment schedule defined in the addendum. The note was collateralized by signed put notices under the investment agreement, as well a lien on the Company’s goods, inventory, general intangibles, and all associated documents and chattel paper. Moreover, Joel Sens pledged certain personal property. As of December 31, 2007, the remaining outstanding balance was $250,000. On April 14, 2008, the Company entered into a settlement agreement whereby the Company settled all principal, interest, penalties and fees due under this note for $380,000 (see above).

The put notices are rights granted to Dutchess to purchase the Companies’ common shares at market price, and the purchase price due from Dutchess is taken as a reduction from the outstanding loan amount at that time the rights are exercised.

Pierre Palian Loan Transactions

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note balance at September 30, 2008 was $372,991, net of prepaid interest of $2,009. The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.   The note was guaranteed by Mr. Sens. Subsequent to the date of the financial statements, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The Company did not repay the loan by the extended maturity date as defined in the forbearance agreement and is currently in default. (see Note 8 - Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

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

The Company agreed to issue the noteholders an aggregate of 100,000 shares of common stock in connection with issuance of these two notes as incentives.  The fair value of the common shares amounted to $25,500, and was accounted for as a debt discount. The Company amortized the debt discount and interest expense of $25,500 was charged to operations during the nine months ended September 30, 2008. Subsequent to the date of the financial statements, the Company, Amicus and the President of the Company, Joel Sens, entered into several settlements.

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

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens. The Company received proceeds of $142,500 as of September 30, 2008 from this line of credit (see Note 8- Subsequent Events).

Miscellaneous Note or Finance Transactions

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum.  The total amount owed at September 30, 2008 was $11,204. On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable to the vendor.

NOTE 6 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2008 and December 31, 2007, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2008 and December 31, 2007, there were 13,598,399 shares of common stock issued and outstanding.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President has advanced funds to the Company for working capital purposes.  The total amount due to the Company’s President was $54,288 at December 31, 2007.  During the nine months ended September 30, 2008, the Company repaid the advances of $54,288. In addition, the amount remitted to the Company’s President exceeded the total balance due.  The Company has accounted for the excess payments of $563,975 to the Company’s President during the nine months ended September 30, 2008 as a nonreciprocal transfer to a shareholder and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital.

Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 8 – Subsequent Events)

NOTE 8- SUBSEQUENT EVENTS

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

American Marketing and Capital, Inc. Loan Transactions

On November 7, 2008, the Company and American Marketing and Capital, Inc. (“AMC”) amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collateral as defined pursuant to the original line of credit agreement dated August 28, 2008 (see Note 5).

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

Theodore J. Kanakis Loan Transactions

As described in Note 5, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The amount due to Mr. Kanakis was $187,530 and $300,000 at September 30, 2008 and December 31, 2007, respectively.  On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

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

Charter House, LLC Loan Transactions

As described in Note 5, the Company had outstanding notes due to Charter House, LLC in the amount of $283,000 and $928,000 as of September 30, 2008 and December 31, 2007, respectively. In August 2008, Charter House advanced an additional $135,000 to the Company. On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be at 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest at 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and it is currently in default.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

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

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 7, the total balance due to Mr. Sens was $54,288 at December 31, 2007. The Company had paid in full the amount due to Mr. Sens during the nine months ended September 30, 2008, In addition, the total payment the Company remitted exceeded the total balance due to Mr. Sens. At December 31, 2008 and 2009, the excess payment made to Mr. Sens was accounted for as a nonreciprocal transfer to Mr. Sens and, accordingly, a direct reduction of additional paid-in capital. Total overpayment to Mr. Sens amounted to $648,379 and $666,947, respectively, at December 31, 2008 and December 31, 2009. The total overpayment was reduced in 2010 by approximately $120,000, representing salary (excluding tax withholdings) due Mr. Sens for the year ended December 31, 2010, $105,000 in January 2010 for the value of a coin collection conveyed to a lender of the Company in partial settlement of the loan, and the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

Issuance of Common Stock

As described above, in December 2010 the Company issued 375,000 shares of common stock to Amicus Funding Inc. in connection with the settlement agreement entered into on November 10, 2010, and issued 375,000 shares of common stock to American Marketing and Capital, Inc. pursuant to the settlement agreement dated November 9, 2010.

Knox County Minerals, LLC

As described in Note 4, the Company’s wholly owned subsidiary Knox County Minerals, LLC (“Knox Minerals”) entered into an Agreement Regarding Option (the “Assignment Agreement”) in May 2008 and had several Amendments to the Assignment Agreement as of September 30, 2008. On October 31, 2008, Knox Minerals and the Option Holders entered into a Fifth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence date would be extended to January 30, 2009 if Knox Minerals pays an extension fee of $91,000 within five days, which Knox Minerals paid.  The Company charged $60,000 of this $91,000 extension fee to operations for the year ended December 31, 2008, and accounted for the remaining $31,000 as prepaid expense and was included in other current assets of the Company’s consolidated balance sheet as of December 31, 2008. The $31,000 prepaid expense was amortized and charged to operations in January 2009.

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8- SUBSEQUENT EVENTS (continued)

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

Comparison of Financial Results

Three and Nine months ended September 30, 2008 and 2007

Revenues

During the three and nine months ended September 30, 2008 and 2007, we generated $704 and $4,403 of revenue, respectively, from the Mt. Sidney spring from on-site sales, as compared to $4,183 and $6,267 of revenue, respectively, for the same periods ended in the fiscal year 2007.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through September 30, 2008, we have incurred net losses of $7,282,247. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $268,740 and $574,115, respectively, during the three and nine months ended September 30, 2008 as compared to operating expenses of $574,115 and $1,556,938, respectively, during the three and nine months ended June 30, 2007. Expenses for the nine months ended September 30, 2008 and 2007 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the nine months ended September 30, 2008 as compared to the nine months ended June 30, 2007 as a result of our change in strategy with respect to sales of water from our properties.

We incurred total net other income of $1,039,995 for the nine months ended September 30, 2008, as compared to total net other expenses of ($809,421) for the nine months ended June 30, 2007. Other expense in both periods was attributable to interest and financing expense on borrowed funds. In the quarter ended September 30, 2008, we generated a gain of $1,448,056 from the sale of certain real estate.

During the nine months ended September 30, 2008 and 2007, we incurred net income (loss) of $470,283 and ($2,360,092), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2008 and 2007:

	Nine months ended June 30,
	2008	2007
Net cash used in operating activities	$(705,216)	$(1,554,406)
Net cash provided by (used in) investing activities	2,289,520	(85,110)
Net cash (used in) provided by financing activities	(1,584,169)	1,637,005
Net increase (decrease) in cash and cash equivalents	$135	$(2,511)

As of September 30, 2008, we had working capital deficit (total current liabilities in excess of total current assets) of ($1,579,101), an available cash balance of $445, an accounts payable and accrued liabilities balance of $261,900, a line of credit balance of $142,500, and current notes payable and convertible notes payable of $1,174,108.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of September 30, 2008.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2008, the Company was in default under certain loan agreements as described in Note 5 to its unaudited consolidated financial statements.

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