Form 10-Q
period 2009-06-30
SEAWRIGHT HOLDINGS INC
filed 2011-07-28
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at June 30, 2011 14,348 ,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2009 (Unaudited) and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2009 and June 30, 2008 and for the period from October 14, 1999 (date of inception) through June 30, 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and June 30, 2008 and for the period from October 14, 1999 (date of inception) through June 30, 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II	Other Information

Item 1	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Removed and Reserved	21

Item 5	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580	$580
Prepaid expense	-	31,000
Deferred financing costs, net - current portion	-	6,944
Total current assets	580	38,524

Property and equipment, net	1,279,203	1,286,585

Other assets	27,901	138,776

Total assets	$1,307,684	$1,463,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$199	$55
Accounts payable and accrued expenses	573,521	295,639
Line of credit	700,427	555,427
Convertible notes payable, net of debt discount	39,271	37,812
Other current liabilities	44,858	-
Notes payable, current portion	1,151,611	1,139,611
Total current liabilities	2,509,887	2,028,544

Long-term liabilities:
Other long term liabilities	-	42,489
Total liabilities	2,509,887	2,071,033

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of June 30, 2009 and December 31, 2008	13,598	13,598
Common shares to be issued	36,896	36,896
Additional paid in capital	6,950,763	6,967,566
Preferred stock dividend	(25,000)	(25,000)
Accumulated deficit during development stage	(8,178,460)	(7,600,208)
Total stockholders' deficit	(1,202,203)	(607,148)

Total liabilities and stockholders' deficit	$1,307,684	$1,463,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2009	2008	2009	2008	June 30, 2009

Revenue, net	$-	$1,877	$-	$3,699	$19,611

Cost and expenses:
Selling, general and administrative	60,020	180,192	312,713	296,438	5,784,517
Impairment of trade name	-	-	-	-	19,529
Gain on sale of trading securities	-	-	-	-	(37,356)
Depreciation and amortization	3,691	3,967	7,382	7,937	57,340
	63,711	184,159	320,095	304,375	5,824,030

Operating loss	(63,711)	(182,282)	(320,095)	(300,676)	(5,804,419)

Other income (expense):
Other income	-	-	-	-	61,969
Gain on sale of property	-	-	-	-	1,448,056
Gain on extinguishment of debt	-	-	-	-	807,103
Interest expense, net	(128,656)	(136,812)	(258,157)	(252,023)	(4,708,070)
Total other (expense)	(128,656)	(136,812)	(258,157)	(252,023)	(2,390,942)

Loss from continuing operations before income taxes and discontinued operations	(192,367)	(319,094)	(578,252)	(552,699)	(8,195,361)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations before discontinued operations	(192,367)	(319,094)	(578,252)	(552,699)	(8,195,361)

Income from discontinued operations	-	-	-	-	16,901

Net loss	(192,367)	(319,094)	(578,252)	(552,699)	(8,178,460)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(192,367)	$(319,094)	$(578,252)	$(552,699)	$(8,203,460)

Loss per common share, basic and fully diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic	13,598,399	13,598,399	13,598,399	13,598,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Six months ended June 30,		through
	2009	2008	June 30, 2009
Net cash used in operating activities	$(128,197)	$(398,916)	$(5,431,228)
Net cash (used in) provided by investing activities	-	(100,000)	1,273,145
Net cash provided by financing activities	128,197	498,916	4,158,663
Net increase in cash and cash equivalents	-	-	580
Cash and cash equivalents, beginning of period	580	445	-
Cash and cash equivalents, end of period	$580	$445	$580

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$154,027	$1,485,063
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$-	$701,552
Common stock issued in exchange for convertible notes payable	$-	$-	$1,447,104
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Accounts payable converted to notes payable	$-	$-	$47,300
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2009, the Company has accumulated losses of $8,178,460.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six months ended June 30, 2009, the Company incurred net losses of $578,252, incurred net losses of $8,178,460 from its inception on October 14, 1999 through June 30, 2009 and used $5,431,228 in cash for operating activities from its inception through June 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Major classes of property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Land	$1,023,537	$1,023,537
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,317,011	1,317,011
Less - accumulated depreciation	(37,808)	(30,426)
	$1,279,203	$1,286,585

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

During the year ended December 31, 2008, the Company sold part of the property acquired in the years ended December 31, 2005 and 2006 with a cost basis of $941,463 for proceeds of $2,389,519 recording a net gain from sale of property of $1,448,056. The remaining part of the land acquired in October 2003 was sold subsequent to the date of the financial statement (see Note 9 – Subsequent Events).

Depreciation expense was $7,382 and $7,937 for the six month periods ended June 30, 2009 and 2008, respectively.

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
JUNE 30, 2009
(UNAUDITED)

NOTE 4 – LAND PURCHASE OPTIONS (continued)

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement.	283,000	283,000
7% per annum note payable, due on or before July 1, 2008, uncollateralized. Default interest rate is 2% per month. The Company is in default under the terms of the note agreement.	187,530	187,530
12% per annum note payable, due July 3, 2008, uncollateralized. The Company was in default under the term of the note agreement. This note was acquired by Amicus Funding, Inc. and settled as part of the $112,000 note (see below).	-	50,000
12% per annum note payable, due June 26, 2008, uncollateralized; The Company was in default under the term of the note agreement. This note was acquired by Amicus Funding, Inc. and settled as part of the $112,000 note (see below).	-	50,000
15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land. The Company is in default under the term of the note agreement.	375,000	375,000
24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company is in default under the terms of the note agreement.	135,000	135,000
6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company is in default under the terms of the note agreement	47,300	47,300
Loan against cash value of principle stockholder's life insurance	11,781	11,781
12% per annum note payable, due on or before March 31, 2009, uncollateralized. The Company became in default after the maturity of the note and in November 2009 entered into a settlement and new note with the lender.	112,000	-
	1,151,611	1,139,611
Less: current portion	1,151,611	1,139,611
Note payable – long term	$-	$-

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

NOTE 6 – LINE OF CREDIT

On August 28, 2008, the Company entered into a revolving line of credit agreement with American Marketing and Capital, Inc. (“AMC”) and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens. On November 7, 2008, the Company and AMC amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on the certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collaterals as defined pursuant to the original line of credit agreement dated August 28, 2008. The Company's outstanding balance as of June 30, 2009 and December 31, 2008 is $700,427 and $555,427, respectively.

Subsequent to the date of the financial statements, AMC converted the outstanding amount as of May 5, 2010 into a Convertible Note in the principal amount of $440,000.  And in November 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  (See Note 9 – Subsequent Events)

NOTE 7 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2009 and December 31, 2008, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2009 and December 31, 2008, there were 13,598,399 shares of common stock issued and outstanding.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2009, the Company’s President withdrew additional net amount of $16,803. The Company has accounted for the additional funds withdrawn as a nonreciprocal transfer to a shareholder and, accordingly, has reflected the withdrawal as a direct reduction of additional paid-in capital at June 30, 2009.

Subsequent to the date of the financial statements, the President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions. Certain loans were also partially repaid by personal property of the President of the Company. (See Note 9 – Subsequent Events)

NOTE 9- SUBSEQUENT EVENTS

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
JUNE 30, 2009
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

American Marketing and Capital, Inc. Loan Transactions

As described in Note 6, the Company obtained a line of credit from American Marketing and Capital, Inc. (“AMC”) with balance due AMC in the amount of $700,427 and $555,427 at June 30, 2009 and December 31, 2008, respectively. On May 5, 2010, the Company and AMC converted the outstanding amount owed to AMC into a Convertible Note in the principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.

On November 9, 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were supplied by Mr. Sens.

Theodore J. Kanakis Loan Transactions

As described in Note 5, Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment during the year ended December 31, 2008, with remaining outstanding principal in the amount of $187,530 at June 30, 2009 and December 31, 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000.

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
JUNE 30, 2009
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

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

Charter House, LLC Loan Transactions

As described in Note 5, the Company had total outstanding notes due to Charter House, LLC in the aggregate amount of $418,000 ($283,000 and $135,000 notes) as of June 30, 2009 and December 31, 2008.  On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default.

Pierre Palian Loan Transactions

As described in Note 5, the Company had an outstanding note to Pierre Palian in the amount of $375,000 as of June 30, 2009 and December 31, 2008.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and is currently in default.

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
JUNE 30, 2009
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

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
JUNE 30, 2009
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

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

Comparison of Financial Results

Three and Six months ended June 30, 2009 and 2008

Revenues

During the three and six months ended June 30, 2009, we generated $0 and $0 of revenue, respectively, from the Mt. Sidney spring from on-site sales, as compared to $1,877 and $3,699 of revenues for the same periods in fiscal year 2008.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through June 30, 2009, we have incurred net losses of $8,178,460. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $63,711 and $320,095, respectively, during the three and six months ended June 30, 2009 as compared to expenses of $184,159 and $304,375, respectively, during the three and six months ended June 30, 2008. Expenses for the three and six months ended June 30, 2009 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations were further reduced in the three and six months ended June 30, 2009 as compared to the same periods in fiscal year 2008 as a result of our change in strategy with respect to sales of water from our properties. The operating expenses for the six months ended June 30, 2009 included $115,500 of wrote off of investment in a land purchase option upon expiration in the first quarter of the fiscal year 2009.

We incurred total other expenses of $128,656 and $258,157, respectively, for the three and six months ended June 30, 2009, as compared to other expenses of $136,812 and $252,023, respectively, for the three and six months ended June 30, 2008. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds.

During the six months ended June 30, 2009 and 2008, we incurred net losses of ($578,252) and ($552,699), respectively. During the three months ended June 30, 2009 and 2008, we incurred net losses of ($192,367) and ($319,094), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Net cash used in operating activities	$(128,197)	$(398,916)
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	128,197	498,916
Net decrease in cash and cash equivalents	$-	$-

As of June 30, 2009, we had working capital deficit (total current liabilities in excess of total current assets) of ($2,509,307), an available cash balance of $580, an accounts payable and accrued liabilities balance of $573,521, a line of credit balance of $700,427, notes payable and convertible notes payable of $1,190,882, and other current liabilities of $44,858.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2009, the Company was in default under certain loan agreements as described in Note 5 to its unaudited consolidated financial statements.

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

SEAWRIGHT HOLDINGS, INC.
Date: July 28, 2011	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010 (6)

10.5	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008 (6)

10.6	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008 (6)

10.7	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010 (6)

10.8	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010 (6)

10.9	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010 (6)

10.10	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010 (6)

10.11	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010 (6)

10.12	Settlement Agreement between Seawright Holdings, LLC, Joel Sens and Theodore J. Kanakis dated January 22, 2011 (6)

10.13	6% Convertible Promissory Note executed by Seawright Holdings, Inc. to American Marketing and Capital, Inc. in the original principal amount of $440,000 dated May 5, 2010 (6)

Exhibit No.	Description

10.14	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009 (6)

10.15	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010 (6)

10.16	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010 (6)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.

(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.

(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.

(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.

(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.

(6)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on June 14, 2011.