Form 10-Q
period 2010-03-31
SEAWRIGHT HOLDINGS INC
filed 2011-10-07
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.001 Par Value	Shares Outstanding at September 20, 2011 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2010 and March 31, 2009 and for the period from October 14, 1999 (date of inception) through March 31, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2010 and March 31, 2009 and for the period from October 14, 1999 (date of inception) through March 31, 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 1	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed and Reserved	17

Item 5	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

EX-31

EX-32

PART I.
FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580	$580
Capitalized financing costs	-	5,759
Total current assets	580	6,339

Property and equipment, net	1,244,593	1,248,284

Other assets:
Investments	100,000	-
Other assets	30,214	30,214

Total assets	$1,375,387	$1,284,837

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$8	$-
Accounts payable and accrued expenses	1,128,969	936,192
Line of credit	700,427	700,427
Convertible notes payable, net of debt discount	40,000	40,000
Notes payable, current portion	1,148,575	1,193,606
Notes payable due to related party, current portion	32,500	-
Other liabilities	48,662	47,360
Total current liabilities	3,099,141	2,917,585

Long term debt:
Note payable due to related party, long term	125,000	-
Total liabilities	3,224,141	2,917,585

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized:	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of March 31, 2010 and December 31, 2009	13,598	13,598
Common shares to be issued	36,896	36,896
Additional paid in capital	7,064,049	6,948,998
Accumulated deficit during development stage	(8,963,297)	(8,632,240)
Total stockholders' deficit	(1,848,754)	(1,632,748)

Total liabilities and stockholders' deficit	$1,375,387	$1,284,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			October 14, 1999
			(date of inception)
	Three months ended March 31,		through
	2010	2009	March 31, 2010
Revenue, net	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	113,603	252,693	6,072,648
Impairment loss on trade name	-	-	19,529
Gain on sale of trading securities	-	-	(37,356)
Depreciation and amortization	3,691	3,691	68,413
	117,294	256,384	6,123,234

Operating loss	(117,294)	(256,384)	(6,103,623)

Other income (expense):
Other income	-	-	62,302
Gain on sale of property	-	-	1,480,996
Gain on extinguishment of debt	-	-	807,103
Interest expense, net	(213,763)	(129,501)	(5,201,976)

Total other income (expense)	(213,763)	(129,501)	(2,851,575)

Loss from continuing operations before income taxes and discontinued operations	(331,057)	(385,885)	(8,955,198)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(331,057)	(385,885)	(8,955,198)

Income from discontinued operations	-	-	16,901

Net loss	(331,057)	(385,885)	(8,938,297)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(331,057)	$(385,885)	$(8,963,297)

Loss per common share, basic and fully diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and fully diluted	13,598,399	13,598,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Three months ended March 31,		Through
	2010	2009	March 31, 2010

Net cash used in operating activities	(60,059)	(86,948)	(5,565,932)
Net cash (used in) provided by investing activities	(100,000)	-	1,229,622
Net cash provided by financing activities	160,059	86,948	4,336,890

Net increase in cash and cash equivalents	-	-	580

Cash and cash equivalents, beginning of period	580	580	-

Cash and cash equivalents, end of period	$580	$580	$580

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$1,485,063
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$-	$701,552
Common stock issued in exchange for convertible notes payable	$-	$-	$1,447,104
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock to be issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$-	$-	$71,413
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460
Notes payable and accrued interest settled by officer	$105,000	$-	$105,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2010 are not necessarily indicative of the results that may expected for the year ending December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2010, the Company has accumulated losses of $8,963,297.

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

NOTE 2 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2010, the Company incurred a net loss of $331,057, had incurred a deficit since its inception from October 14, 1999 through March 31, 2010 in the amount of $8,963,297 and used $5,565,932 in cash for operating activities from its inception through March 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Major classes of property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(48,881)	(45,190)
	$1,244,593	$1,248,284

Depreciation expense was $3,691 and $3,691 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 4 - LAND PURCHASE OPTION

On March 25, 2010, the Company’s wholly-owned subsidiary, Knox Minerals, LLC (“Knox Minerals”), entered into a Real Estate Purchase Option (the “2010 Option”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed to pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under certain land owned by the Option Holders in Knox County, Kentucky (the “Knox Land”) for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum twenty-four months after the date of the note.

Subsequent to the date of the financial statements, in April 2010 Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  NGEC ultimately did not close and the 2010 Option lapsed by its terms. Subsequent to the assignment and before the expiration of the 2010 Option to NGEC, the President of the Company, Joel Sens, became a significant shareholder and a director of NGEC (see Note 9 – Subsequent Events).

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
15% note payable, monthly interest payments, principal due June 8, 2008, collateralized by land – The Company is in default under the terms of the note agreement at March 31, 2010 and December 31, 2009.	283,000	283,000
7% per annum note payable, due on or before July 1, 2008, uncollateralized. This note was in default under the terms of the note agreement at December 31, 2009. The note and unpaid accrued interest was settled in January 2010, with partial repayment made by the Company’s officer, resulted in a new principal of $150,000 that is subject to adjustment in accordance with gold price (1).	150,000	187,530

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

	March 31, 2010	December 31, 2009
Noninterest bearing notes payable due to related party, due on demand, uncollateralized (2)	25,000	-
6% per annum note payable due to related party, due March 25,2012, uncollateralized (2)	125,000	-
15% per annum (default rate of 21%) note payable, due October 13, 2008, collateralized by land; the Company was in default under the terms of the note agreement at March 31, 2010 and December 31, 2009	375,000	375,000
24% per annum (default rate of 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement prior to repayment and at March 31, 2010 and December 31, 2009.	135,000	135,000
6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at March 31, 2010 and December 31, 2009.	47,300	47,300
6% per annum note payable due to related party, due on demand, uncollateralized	7,500	7,500
Loan against cash value of principle stockholder's life insurance	18,275	18,276
10% per annum note payable, extended due date was January 29, 2010, uncollateralized, in default at March 31, 2010 and December 31, 2009.	140,000	140,000
Total	1,306,075	1,193,606
Less: notes payable, current portion	(1,148,575)	(1,193,606)
Less: notes payable due to related party, current portion	(32,500)	-
Note payable due to related party – long term	$125,000	$-

(1)
Theodore J. Kanakis loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment during the year ended December 31, 2008, with remaining outstanding principal in the amount of $187,530 at December 31, 2009 and 2008. On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability due to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  As of March 31, 2010, the note was not paid, therefore interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note is due and payable on December 31, 2010.

(2)
On March 25, 2010, Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders (see Note 4) and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum twenty-four months after the date of the note. During the quarter ended March 31, 2010, NGEC advanced the Company in the amount of $25,000 for working capital purpose. The advance is non-interest bearing and due on demand. In May 2010, the President of the Company became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

NOTE 6 - LINE OF CREDIT

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

On August 28, 2008, the Company entered into a new revolving line of credit agreement with AMC and issued a Revolving Credit promissory note to AMC in the amount of $200,000.  The note bore interest at 2% per month, and matures on October 27, 2008.  The note was secured by all non-real estate assets of the Company, and by 980,000 shares of common stock of the Company owned by Joel Sens. On November 7, 2008, the Company and AMC amended their line of credit agreement to increase the amount that the Company could borrow by $360,000, to a maximum of $560,000.   The amendment also extended the maturity date of the note to January 6, 2009.  Under the amendment, the Company granted AMC a lien on the certain property of the Company located in Augusta County, Virginia to secure the loan, in addition to the collaterals as defined pursuant to the original line of credit agreement dated August 28, 2008. The Company's outstanding balance as of March 31, 2010 and December 31, 2009 is $700,427.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 7 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2010 and December 31, 2009, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2010 and December 31, 2009, there were 13,598,399 shares of common stock issued and outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s President, Joel Sens, has advanced funds to the Company for working capital purposes. At times the total payment the Company repaid to the Company’s’ President and (or) the funds the President of the Company withdrew exceeded the total balance due.  The Company accounted for the excess payments to the Company’s President as a nonreciprocal transfer to a shareholder and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital. The total balance due from Mr. Sens was $666,947 at December 31, 2009.

As described in Note 5, during the quarter ended March 31, 2010 Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in partial settlement of the Company’s liability due to Mr. Kanakis. Other net advances that Mr. Sens provided to the Company during the quarter ended March 31, 2010 was $10,051. The aggregate contribution of $115,051 to the benefit of the Company was accounted for as contributed capital and, accordingly, is reflected as an addition to additional paid-in capital. The total balance due from Mr. Sens was $551,896 at March 31, 2010.

As described in Note 5, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

As of March 31, 2010, the Company was  indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 5).  In addition, as of March 31, 2010 the Company was indebted to NGEC for $7,500 for a loan that bears interest at 6% per annum and is due on demand.  As of March 31, 2010, the Company was indebted to NGEC for $25,000, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

NOTE 9 - SUBSEQUENT EVENTS

Amicus Funding, Inc. Loan Transactions

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
MARCH 31, 2010
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (continued)

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

American Marketing and Capital, Inc. Loan Transactions

As described in Note 6, the Company obtained a line of credit from American Marketing and Capital, Inc. (“AMC”) with balance due AMC in the amount of $700,427 at March 31, 2010 and December 31, 2009. On May 5, 2010, the Company and AMC converted the outstanding principal and all unpaid accrued interest owed to AMC into a Convertible Note in the original principal amount of $440,000.  The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share. On November 9, 2010, the Company and AMC entered an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were provided by Mr. Sens.

Theodore J. Kanakis Loan Transactions

As described in Note 5, the principal amount due to Mr. Kanakis was $150,000 and $187,530 at March 31, 2010 and December 31, 2009, respectively. On January 22, 2011, the Company, Mr. Kanakis and Mr. Sens entered into an agreement, under which Mr. Kanakis agreed to convert the January 15, 2010 note and unpaid accrued interest and fees into 650,000 shares of the Company’s common stock (the “Conversion Shares”).  Mr. Kanakis has the right to put the Conversion Shares back to the Company at any time from March 31, 2011 to June 30, 2011 in the event he does not receive total proceeds of $186,500 from the sale of the Conversion Shares and the Option Shares, in which event the put price for the Conversion Shares shall be the January 15, 2010 note.  Mr. Kanakis had sold 100,000 of the Option Shares for $12,500, and the parties agreed as part of the settlement that he could sell the remaining Option Shares, subject to a limit price of $0.16 per share.  Mr. Kanakis has a potential buyer to purchase the Conversion Shares for $110,000, and if Mr. Kanakis is not paid by the buyer of the Conversion Shares, he has the right to put his rights and claims against the buyer to the Company in lieu of the Conversion Shares.  If Mr. Kanakis is able to sell the remaining Option Shares, but does not sell or receive payment for the Conversion Shares, then Mr. Kanakis may put the Conversion Shares back to the Company for the January 15, 2010 note, in which event the Company shall be entitled to a credit of $15,000 on the note.  To date the 650,000 shares of common stock have not been issued to Mr. Kanakis.

None of the transactions contemplated by  the January 22, 2011 agreement were completed.  On June 29, 2011, the Company, Mr. Kanakis and Mr. Sens entered into a modification to the January 22, 2011 agreement.  Under the modification, Mr. Kanakis agreed that he would sell the remaining Option Shares to an investor identified by Mr. Sens for $0.18 per share, or $72,000 by August 15, 2011; provided that he could sell any Option Shares on the open market at a price greater than $0.18 per share prior to such investor purchasing the Option Shares.  The parties also agreed that Mr. Kanakis would sell the Conversion Shares to an investor identified by Mr. Sens for $110,000 by July 31, 2011.  No shares were issued under the June 29, 2011 modification agreement and that agreement has since expired.

Charter House, LLC Loan Transactions

The Company had total outstanding notes due to Charter House, LLC in the aggregate amount of $418,000 as of March 31, 2010 and December 31, 2009.  On May 10, 2010, the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability. The unpaid principal, accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The interest rate was agreed to be 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (continued)

Pierre Palian Loan Transactions

The Company had an outstanding note to Pierre Palian in the amount of $375,000 as of March 31, 2010 and December 31, 2009.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2010 and is currently in default.

Kent Carr Loan Transaction

On May 5, 2010, the Company issued a note to Kent Carr in the amount of $750,000 secured by a first lien on certain real estate property of the Company in Augusta County, Virginia. The note bore interest at 12% per annum and is due on November 1, 2011. The proceeds of the note were used to partially repay indebtedness to Charter House, LLC and Pierre Palian, and miscellaneous fees and charges.  As part of the transaction, Charter House, LLC and Mr. Palian subordinated their first mortgage on certain property of the Company in Augusta County, Virginia to the mortgage lien of Mr. Carr.

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 8, the total balance due to Mr. Sens was paid in full and the total payments the Company remitted exceeded the total balance due to Mr. Sens. Total overpayment made to Mr. Sens amounted to  $551,896 at March 31, 2010. The total overpayment was subsequently reduced for the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

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

Comparison of Financial Results

Three months ended March 31, 2010 and 2009

Revenues

During the three months ended March 31, 2010, and 2009, we generated no revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through March 31, 2010, we have incurred net losses of $8,938,297. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $117,294 and $256,384, respectively, during the three months ended March 31, 2010 and 2009, respectively. Expenses for the three months ended March 31, 2010 and 2009 are composed principally of salary, legal and accounting fees, and consulting fees.

We incurred total other expenses of $213,763 and $129,501, respectively, for the three months ended March 31, 2010 and 2009. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds.

During the three ended March 31, 2010 and 2009, we incurred net losses of $331,057 and $385,885, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(60,059)	$(86,948)
Net cash used in investing activities	(100,000)	-
Net cash provided by financing activities	160,059	86,948
Net increase in cash and cash equivalents	$-	$-

As of March 31, 2010, we had working capital deficit (total current liabilities in excess of total current assets) of ($3,098,561), an available cash balance of $580, an accounts payable and accrued liabilities balance of $1,128,969, a line of credit balance of $700,427, notes payable and convertible notes payable of $1,346,075, and other current liabilities of $48,662.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of notes to our audited financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed on June 15, 2011. Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of legal proceedings in 2009.  The following developments occurred in the quarter ended March 31, 2010:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2010, the Company was in default under certain loan agreements as described in Note 5 to its unaudited consolidated financial statements.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAWRIGHT HOLDINGS, INC.

Date: October 7, 2011	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)