Form 10-Q
period 2010-09-30
SEAWRIGHT HOLDINGS INC
filed 2011-10-07
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☐  No x`

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at September 20, 2011 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2010 and September 30, 2009 and for the period from October 14, 1999 (date of inception) through September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and September 30, 2009 and for the period from October 14, 1999 (date of inception) through September 30, 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	17

PART II	Other Information

Item 1	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Removed and Reserved	18

Item 5	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

EX-31

EX-32

PART I.
FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580	$580
Capitalized financing costs	21,926	5,759
Total current assets	22,506	6,339

Property and equipment, net	1,237,211	1,248,284

Other assets	30,214	30,214

Total assets	$1,289,931	$1,284,837

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$597,846	$936,192
Line of credit	-	700,427
Convertible notes payable, net of debt discount	480,000	40,000
Notes payable, net of discount, current portion	1,091,906	1,193,606
Notes payable due to related payable, current portion	55,000	-
Other liabilities	50,000	47,360
Total current liabilities	2,274,752	2,917,585

Long-term liabilities:
Note payable, long term portion	750,000	-
Note payable due to related party, long term portion	125,000	-
Total liabilities	3,149,752	2,917,585

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 13,598,399 shares issued and outstanding as of September 30, 2010 and December 31, 2009	13,598	13,598
Common shares to be issued	36,896	36,896
Additional paid in capital	7,041,629	6,948,998
Accumulated deficit during development stage	(8,951,944)	(8,632,240)
Total stockholders' deficit	(1,859,821)	(1,632,748)

Total liabilities and stockholders' deficit	$1,289,931	$1,284,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2010	2009	2010	2009	September 30, 2010
Revenue, net	$-	$-	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	88,602	57,476	390,807	370,189	6,349,852
Impairment loss on trade name	-	-	-	-	19,529
Gain on sale of trading securities	-	-	-	-	(37,356)
Depreciation and amortization	3,691	3,691	11,073	11,073	75,795
	92,293	61,167	401,880	381,262	6,407,820

Operating loss	(92,293)	(61,167)	(401,880)	(381,262)	(6,388,209)

Other income (expense):
Other income	-	-	-	-	62,302
Gain on sale of property	-	-	-	-	1,480,996
Gain on settlement of debt	-	-	606,058	-	1,413,161
Interest expense, net	(113,149)	(148,994)	(523,882)	(407,151)	(5,512,095)

Total other income (expense)	(113,149)	(148,994)	82,176	(407,151)	(2,555,636)

Loss from continuing operations before income taxes and discontinued operations	(205,442)	(210,161)	(319,704)	(788,413)	(8,943,845)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations before discontinued operations	(205,442)	(210,161)	(319,704)	(788,413)	(8,943,845)

Income from discontinued operations	-	-	-	-	16,901

Net loss	(205,442)	(210,161)	(319,704)	(788,413)	(8,926,944)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(205,442)	$(210,161)	$(319,704)	$(788,413)	$(8,951,944)

Loss per common share, basic and fully diluted	$(0.02)	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding, basic and fully diluted	13,598,399	13,598,399	13,598,399	13,598,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			From
			October 14, 1999
			(date of inception)
	Nine months ended September 30,		through
	2010	2009	September 30, 2010
Net cash used in operating activities	(675,131)	(150,467)	(6,175,012)
Net cash (used in) provided by investing activities	(100,000)	-	1,229,622
Net cash provided by financing activities	775,131	150,467	4,945,970

Net increase in cash and cash equivalents	-	-	580

Cash and cash equivalents, beginning of period	580	580	-

Cash and cash equivalents, end of period	$580	$580	$580

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$466,900	$-	$1,951,963
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$-	$701,552
Common stock issued in exchange for convertible notes payable	$-	$-	$1,447,104
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock to be issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$-	$-	$71,413
Notes payable issued in connection with capital expenditures	$-	$-	$1,200,000
Warrants issued in exchange for financing costs	$-	$-	$545,460
Notes payable and accrued interest settled by officer	$105,000	$-	$105,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2010, the Company has accumulated losses of $8,951,944.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2010, the Company incurred a net loss of $319,704, had accumulated deficit since its inception from October 14, 1999 through September 30, 2010 of $8,951,944 and used $6,175,012 in cash for operating activities from its inception through September 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Major classes of property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(56,263)	(45,190)
	$1,237,211	$1,248,284

Depreciation expense was $3,691 for the three month periods ended September 30, 2010 and 2009 and $11,073 for the nine months ended September 30, 2010 and 2009.

NOTE 4 – LAND PURCHASE OPTION

On March 25, 2010, the Company’s wholly-owned subsidiary, Knox Minerals, LLC (“Knox Minerals”), entered into a Real Estate Purchase Option (the “2010 Option”) with James R. Golden and John C. Slusher (the “Option Holders”), under which Knox Minerals agreed pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under certain land owned by the Option Holders in Knox County, Kentucky (the “Knox Land”) for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum twenty-four months after the date of the note.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land. $645,000 of this note was settled and paid upon sale of real estate property in July 2008. The remaining principal of $283,000 was in default under the terms of the note agreement at December 31, 2009. The note and unpaid accrued interest was settled in May 2010 with a new principal of $375,000, interest at 21% per annum. Net of unamortized discount of $19,304 at September 30, 2010. (1)	$355,696	$283,000

24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement prior to repayment and at December 31, 2009. The note was repaid in full in May 2010. (1)	-	135,000

7% per annum note payable, due on or before July 1, 2008, uncollateralized. This note was partially paid during the year ended December 31, 2008, with the remaining principal in default under the terms of the note agreement at December 31, 2009. The note and unpaid accrued interest was settled in January 2010, with partial repayment made by the Company’s officer, resulted in a new principal of $150,000 that is subject to adjustment in accordance with gold price. At September 30, 2010, the adjusted principal amount is $174,000. (2)	174,000	187,530

6% per annum note payable due to related party, due March 25,2012, uncollateralized (3)	125,000	-

12% per annum (default rate 18%) note payable, due November 1, 2011, collateralized by land (5)	750,000	-

Noninterest bearing notes payable due to related party, due on demand, uncollateralized (3)	47,500	-

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; The Company was in default under the terms of the note agreement at December 31, 2009. Net of discount of $18,365 at September 30, 2010. (4)	356,635	375,000

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at September 30, 2010 and December 31, 2009.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	18,275	18,276

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

	September 30, 2010	December 31, 2009
6% per annum note payable, due on demand, uncollateralized	7,500	7,500

10% per annum note payable, extended due date was January 29, 2010, uncollateralized, currently in default	140,000	140,000
Total	2,021,906	1,193,606
Less: notes payable, net of discount, current portion	(1,091,906)	(1,193,606)
Less: notes payable due to related parties, current portion	(55,000)	-
Note payable, long term	$750,000	$-
Notes payable due to related parties, long term	$125,000	$-

(1)	Charter House, LLC Loan

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

On May 10, 2010, the Company repaid the $135,000 note in full and the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability related to the $283,000 loan. The unpaid principal, accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The new principal amount was agreed to be $375,000 with interest rate agreed to be 21% per annum.  The Company recorded additional interest and financing expense in the amount of $124,684 in connection with the settlement. The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company amortized prepaid interest in the amount of $19,304 and $32,174 for the three and nine months ended September 30, 2010, respectively.  The unamortized prepaid interest was accounted for as a discount and will be amortized through December 31, 2010

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability due to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000. The principal amount of the note was adjusted to $174,000 at September 30, 2010 in accordance of the gold price clause.  The $9,000 and $24,000 of increase in the principal amount was charged to interest expense during the three and nine months ended September 30, 2010.

On January 22, 2011, the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 9 – Subsequent Events).

(3)	Next Generation Energy Corporation and related Parties

On March 25, 2010, Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders (see Note 4) and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum for twenty-four months after the date of the note. During the nine months ended September 30, 2010, NGEC advanced the Company $47,500 for working capital purpose. The advance is non-interest bearing and due on demand. In May 2010, the President of the Company became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5 - NOTES PAYABLE (continued)

(4)	Pierre Palian Loan Transactions

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured by a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.  On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company amortized prepaid interest in the amount of $30,607 and $18,365 for the three and nine months ended September 30, 2010.  The unamortized prepaid interest was accounted for as a discount and will be amortized through December 31, 2010.

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

NOTE 6- LINE OF CREDIT

On April 14, 2008, the Company issued a promissory note to American Marketing and Capital, Inc. (“AMC”) in the amount of $300,000 note.  The note was due October 13, 2008 and was secured by certain real estate of the Company and 2,100,000 common shares of the Company personally owned by the President of the Company.  On May 16, 2008, the Company modified the previously issued $300,000 note, adding additional borrowing of $178,800 with the maturity date of the note remained unchanged.  On May 30, 2008, the Company modified again the previously issued $300,000 note, adding an additional borrowing of $166,500, with the maturity date of the note remained unchanged.  The note was repaid in full on July 8, 2008 upon sale of real estate property of the Company .

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
SEPTEMBER 30, 2010
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

NOTE 7 - COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2010 and December 31, 2009, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2010 and December 31, 2009, there were 13,598,399 shares of common stock issued and outstanding.

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

As described in Note 5, during the nine months ended September 30, 2010 Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in partial settlement of the Company’s liability due to Mr. Kanakis. Other withdrawals by Mr. Sens during the nine months ended September 30, 2010 were $12,369. As a result, the net contribution of $92,631 to the benefit of the Company was accounted for as contributed capital and, accordingly, is reflected as an addition to additional paid-in capital. The total balance due from Mr. Sens was $574,316 at September 30, 2010.

As described in Note 5, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

As of September 30, 2010, the Company was  indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 5).  In addition, as of September 30, 2010 the Company was indebted to NGEC for $7,500 for a loan that bears interest at 6% per annum and is due on demand (Note 5).  As of September 30, 2010, the Company was indebted to NGEC for $47,500, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Theodore J. Kanakis Loan Transactions

As described in Note 5, the principal amount due to Mr. Kanakis was $174,000 and $187,530 at September 30, 2010 and December 31, 2009, respectively. On January 22, 2011, the Company, Mr. Kanakis and Mr. Sens entered into an agreement, under which Mr. Kanakis agreed to convert the January 15, 2010 note and unpaid accrued interest and fees into 650,000 shares of the Company’s common stock (the “Conversion Shares”).  Mr. Kanakis has the right to put the Conversion Shares back to the Company at any time from March 31, 2011 to June 30, 2011 in the event he does not receive total proceeds of $186,500 from the sale of the Conversion Shares and the Option Shares, in which event the put price for the Conversion Shares shall be the January 15, 2010 note.  Mr. Kanakis had sold 100,000 of the Option Shares for $12,500, and the parties agreed as part of the settlement that he could sell the remaining Option Shares, subject to a limit price of $0.16 per share.  Mr. Kanakis has a potential buyer to purchase the Conversion Shares for $110,000, and if Mr. Kanakis is not paid by the buyer of the Conversion Shares, he has the right to put his rights and claims against the buyer to the Company in lieu of the Conversion Shares.  If Mr. Kanakis is able to sell the remaining Option Shares, but does not sell or receive payment for the Conversion Shares, then Mr. Kanakis may put the Conversion Shares back to the Company for the January 15, 2010 note, in which event the Company shall be entitled to a credit of $15,000 on the note.  To date the 650,000 shares of common stock have not been issued to Mr. Kanakis.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

Loans to Officer/Significant shareholder

From time to time, the President of the Company, Joel Sens, advanced funds to the Company for working capital purposes.  As described in Note 8, the total balance due to Mr. Sens was paid in full and the total payments the Company remitted exceeded the total balance due to Mr. Sens. Total overpayment made to Mr. Sens amounted to  $574,316 at September 30, 2010. The total overpayment was subsequently reduced for the fair value of 791,000 shares of common stock Mr. Sens personally owned and assigned to another lender as partial settlement of the loan to the Company.

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

Comparison of Financial Results

Three and Nine months ended September 30, 2010 and 2009

Revenues

During the three and nine months ended September 30, 2010 and 2009, we did not generate any revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through September 30, 2010, we have incurred net losses of $8,926,944. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $92,293 and $401,880, respectively, during the three and nine months ended September 30, 2010 as compared to expenses of $61,167 and $381,262, respectively, during the three and nine months ended September 30, 2009. Expenses for the three and nine months ended September 30, 2010 and 2009 are composed principally of salary, legal and accounting fees, and consulting fees.

We incurred total other (expense) income of $(113,149) and $82,176, respectively, for the three and nine months ended September 30, 2010, as compared to (expense) of $(148,994) and $(407,151), respectively, for the three and nine months ended September 30, 2009. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds. However, in the nine months ended September 30, 2010, we generated other income of $606,058 from gain on settlement of debt.

During the nine months ended September 30, 2010 and 2009, we incurred net loss of $(319,704) and $(788,413), respectively. During the three months ended September 30, 2010 and 2009, we incurred net loss of $(205,442) and $(210,161), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Net cash used in operating activities	$(675,131)	$(150,467)
Net cash (used in) investing activities	(100,000)	-
Net cash provided by (used in) financing activities	775,131	(150,467)
Net increase in cash and cash equivalents	$-	$-

As of September 30, 2010, we had working capital deficit (total current liabilities in excess of total current assets) of ($2,252,246), an available cash balance of $580, an accounts payable and accrued liabilities balance of $597,846, notes payable and convertible notes payable of $2,501,906, and other current liabilities of $50,000.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of legal proceedings in 2009.  The following developments occurred in the nine months ended September 30, 2010:

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