Form 10-K
period 2010-12-31
SEAWRIGHT HOLDINGS INC
filed 2011-10-07
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 20, 2011, 14,348,399 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SEAWRIGHT HOLDINGS, INC.

2010 FORM 10-K ANNUAL REPORT

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

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2010, we have accumulated losses of $8,947,362.

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

Geographic Markets and Distribution Channels

Bottled water is sold through various channels, including:

●	Home Delivery (1 to 5 gallon bottles)

●	Commercial and Office Delivery (1 to 5 gallon bottles)

●	Off Premise Retail (supermarkets, convenience store, and drug store)

●	On-Premise Retail (restaurants)

●	Vending Machines

●	Institutional Usage (hospitals, schools)

●	Bulk Sales (Domestic and International sales of potable water)

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

Intellectual Property

In June 2005, we purchased intellectual property from Quibell Partners, L.L.C. relating to the creation and bottling of flavored and non-flavored bottled water, including, but not limited to, the following:

●	certain trademarks, service marks, trade names, service names and logos, including the trademark rights to the name “Quibell”;
●	various glass bottle designs;
●	bottle label designs and artwork for water bottle carrypacks;
●	formulas for flavored sparkling water and for teas; and
●	web site coding.

We also own the domain name www.seawrightsprings.com.

Since our business plan no longer includes the retail distribution of bottled water, we have written off our investment in these assets during the year ended December 31, 2007.

Research and Development

We did not incur any research and development expenses in the last two years ended December 31, 2010 and 2009.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2010, we have accumulated losses totaling $8,947,362.

We have a limited operating history, an unproven market for our spring water, and may never achieve or sustain profitable operations.

We have only been operating for a short time and have not yet achieved significant sales or made a profit from operations. We have generated limited revenues from our current products of $19,611 from inception through December 31, 2010.

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

We have substantial indebtedness which we are unable to pay from our operations or current assets.  As of August 31, 2011, our property in Mt. Sydney, Virginia is subject to a first mortgage for $750,000, and we have about $847,000 in accounts payable and accrued expenses.  In addition, we have over $1,350,000 of other notes payable, many of which are past due or in default.  We have also entered into put arrangements with prior noteholders who have converted their notes into common stock, which entitle the holders under certain circumstances to put their shares back to us for the amount of their original obligation. We currently do not have any revenue producing operations, and minimal cash.  Accordingly, we are not able to pay all of our indebtedness according to its terms.  We have succeeded in negotiating settlements with most of our creditors, under which the creditors have agreed to convert their debt into common stock or be repaid at a discount or both.  However, if we are not able to negotiated settlements, or generate revenues or obtain new capital with which to pay our indebtedness, our creditors may commence legal action against us, which would leave our assets vulnerable to seizure.

Our revenues and operating results are likely to fluctuate significantly.

As a result of our limited operating history and inexperience in marketing our water in bulk, our future quarterly and annual revenues and operating results are difficult to predict, and may fluctuate greatly from period to period based on the nature of the parties that agree to purchase our water in bulk. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

●	how and when our customers introduce new products and services or enhance their existing products and services;

●	our ability to attract and retain new customers and satisfy our customers' demands;

●	our ability to establish and maintain strategic relationships;

●	our ability to attract, train and retain key personnel;

●	the emergence and success of new and existing competition;

●	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

●	Seasonal fluctuations in our customers’ demand for water;

●	costs and effects related to the acquisition of businesses or technology and related integration; and

●	costs of litigation and intellectual property protection.

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

Insiders can exert significant control over our policies and affairs

As of September 20, 2011, our chief executive officer and principal stockholder, Joel Sens, beneficially owned approximately 17.3% of our outstanding common stock on a fully-diluted basis. As a result, Mr. Sens effectively controls all of our affairs and policies, including matters requiring stockholder approval, such as amendments to our certificate of incorporation, fundamental corporate transactions including mergers, acquisitions and the sale of the company, and other matters involving the direction of our business and affairs. Although you may vote your shares, you will have limited influence on our business and management.

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

Our securities have been thinly traded on the OTC Pink, which may not provide liquidity for our investors

Our securities are quoted on the OTC Pink. The OTC Pink is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on the OTC Pink are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Pink. Quotes for stocks included on the OTC Pink are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Pink may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline; we have recently settled debts by the issuance of shares.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. In December 2010, we issued 750,000 shares in conversion of indebtedness, and in January 2011 we agreed to issue another 650,000 shares in conversion of indebtedness, which have not been issued to date.  In general, the shares are eligible for sale immediately under Rule 144, and we expect the recipients to try and sell their shares. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares may be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning six months after the stockholders acquired their shares if we are current on our reporting obligations under the Securities Exchange Act of 1934, or one year if we are not. We are not current with our reporting obligations under the Securities Exchange Act of 1934.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to January 9, 2004, there was no public trading market for our securities. On January 9, 2004, our securities began trading on the OTC Bulletin Board (“OTCBB”) maintained by members of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol SWRI. On May 19, 2008, trading in our common stock moved to the OTC Pink (f/k/a as Pink Sheets), and our symbol remained SWRI.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal Year Ended December 31, 2010
	High($)*	Low($)*
First Quarter	0.018	0.001
Second Quarter	0.08	0.007
Third Quarter	0.05	0.025
Fourth Quarter	0.19	0.025

	Fiscal Year Ended December 31, 2009
	High($)*	Low($)*
First Quarter	0.08	0.01
Second Quarter	0.045	0.015
Third Quarter	0.035	0.015
Fourth Quarter	0.03	0.016

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

Number of Shareholders

As of September 20, 2011, there were 14,348,399 shares of our common stock issued and outstanding and 30 holders of record of our common stock. The transfer agent of our common stock is OTR, Inc., 1001 SW 5 Avenue, Suite 1550; Portland, OR 97204.

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

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2010, we issued the following securities in unregistered transactions:

•	In October 2010, we issued a convertible promissory note for $20,000, which is convertible into common stock at 70% of the average market price fifteen trading days prior to notice of conversion.

•
In December 2010, we issued 375,000 shares of common stock to each of two lenders in conversion of their notes into common stock.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter and year ended December 31, 2010, we did not purchase any shares of our common stock.

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

In 2008, we decided to enter the business of owning oil and gas properties, and procured an option on certain properties in Knox County, Kentucky.  However, we were unable to close on the purchase and the option lapsed in 2009.  In 2010, we procured a new option on the oil and gas rights underlying the same properties, and shortly thereafter assigned the option to a third party. Subsequent to the assignment of the option in 2010, the our President became a significant shareholder and a director of the entity to which the option was assigned. This 2010 option also lapsed later in 2010.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

On September 30, 2009, the Company sold real estate property for net proceeds of $56,477 for a net gain of $32,940.  We did not make any material acquisition or disposition of assets in 2010.  We do not anticipate the purchase or sale of any significant property, plant or equipment during the next twelve months. We have made improvements to plant and equipment at the spring site, and we have spent approximately $250,000 to complete the renovation of our spring catchment, which protects the water spring from outside elements.

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

●	Revenue Recognition;

●	Stock Based Compensation; and

●	Use of Estimates.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants during the years ended December 31, 2010 and 2009, and all previously granted stock compensations have vested at the time of grant, therefore the Company had no stock based compensation related to options or warrants recorded during the years ended December 31, 2010 or 2009.

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

Comparison of Financial Results

Years Ended December 31, 2010 and 2009

Revenues

During the years ended December 31, 2010 and 2009, we did not generate any revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through December 31, 2010, we have incurred net losses of $8,922,362. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $494,173 during the year ended December 31, 2010 as compared to $502,004 of expenses during the year ended December 31, 2009. Expenses for the year ended December 31, 2010 and 2009 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

We realized total other income of $179,051 in the year ended December 31, 2010, as compared to total other expenses of ($505,028) for the year ended December 31, 2009. Other income for the year ended December 31, 2010 was primarily attributable to a gain of approximately $786,000 from the settlement of debt at a discount, net of interest expenses of approximately $644,000. Other expenses for the year ended December 31, 2009 was mainly attributable to interest expenses for existing loans.

During the years ended December 31, 2010 and 2009, we incurred net losses of ($315,122) and ($1,007,032), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2010 and 2009:

	2010	2009
Net cash used in operating activities	$(737,902)	$(196,849)
Net cash (used in) provided by investing activities	(100,000)	56,477
Net cash provided by financing activities	837,322	140,372
Net increase in cash and cash equivalents	(580)	-

As of December 31, 2010, we had working capital deficit (total current liabilities in excess of total current assets) of $2,663,025, an available cash balance of $0, capitalized financing costs – current portion of $18,757 and an accounts payable and accrued liabilities balance of $566,897, notes payable, line of credit and put liability of $2,188,028 and other current liabilities of $50,000.

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

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2010, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Not applicable

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

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Joel Sens, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2010 are fairly stated, in all material respects, in accordance with the US GAAP.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2010 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2010, it has been determined that Joel Sens, our chief executive officer, failed to file a file Form 4 or 5 with the respect to the following transactions in 2010:

•	On November 10, 2010, Mr. Sens conveyed 791,000 shares owned by him in satisfaction of $316,400 of debt owed by us to the recipient.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation	Total Compensation
Joel Sens, CEO	2010	180,000	0	0	0	180,000
	2009	180,000	0	0	0	180,000

1)	We do not have a formal employment agreement with Mr. Sens. The salary for Mr. Sens was $180,000 for the fiscal years 2010 and 2009.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year. We did not have any awards under any equity compensation plans to any of our executive officers as of the end of the last fiscal year.

Employment Agreements

We have not entered into an employment agreement with Mr. Sens or any other officer or director.

Director Compensation

We do not have any policy regarding the compensation of directors and paid no compensation for director services in the year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of September 20, 2011 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (ii) all directors and executive officers of the Company individually and as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Joel Sens 600 Cameron Street Alexandria VA 22314	2,489,214	17.3%

All executive officers and directors as a group (1 person)	2,489,214	17.3%

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

(3)  Based on 14,348,399 shares outstanding at September 20, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Our president and principal shareholder Joel Sens has advanced funds to us for working capital purposes from time to time. At times the total amount we repaid to Mr. Sens and (or) the funds Mr. Sens withdrew exceeded the total balance due.   At the start of 2009, Mr. Sens owed us $648,379.  During the year ended December 31, 2009, Mr. Sens withdrew additional funds or incurred personal expenses in the net amount of $18,568 from us, which brought the balance due at the end of 2009 to $666,847. The Company has accounted for the excess payments to Mr. Sens as a nonreciprocal transfer to a shareholder for 2009 and, accordingly, has reflected the overpayment as a direct reduction of additional paid-in capital. In 2010, Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in partial settlement of our liability due to Mr. Kanakis. In addition, Mr. Sens provided 791,000 shares of our common stock that he personally owned to American Marketing and Capital, Inc. (“AMC”) in settlement of $316,400 of our liability due to AMC.  Other net advances that Mr. Sens provided to us during the year ended December 31, 2010 were $16,765. In addition, Mr. Sens paid expenses in the amount of $14,539 on behalf of us. The aggregate contribution of $452,704 made by Mr. Sens for our benefit in 2010 was accounted for as contributed capital and, accordingly, has reflected as an addition to additional paid-in capital.  The balance owed to us by Mr. Sens at the end of 2010 was $214,243.

From time to time, Mr. Sens has guaranteed certain loans to us, and/or pledged certain personal property to secure loans to us.  During 2009 and 2010, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

•	On September 30, 2008, we issued a $47,300 note payable with 6% per annum interest due November 15, 2008 to vender, which note was guaranteed by Mr. Sens.

•	On April 14, 2008, we borrowed $375,000 from Pierre Palian, which loan was guaranteed by Mr. Sens.

•
On August 28, 2008, we amended a revolving line of credit agreement with American Marketing and Capital, Inc., and as part of the amendment Mr. Sens pledged 980,000 shares of our common stock owned by Mr. Sens as additional collateral. The line of credit agreement was a joint and several obligation of us and Mr. Sens.  In November 2010, Mr. Sens agreed to provide 791,000 of such shares to the creditor as part of a settlement of the creditor’s claim against us.

•	In September 29, 2009, Mr. Sens guaranteed our loan from Charter House, LLC, which had a principal balance of $418,000 at the time.

As of December 31, 2010, we were indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note.  As of December 31, 2010, were indebted to NGEC for $17,500 for a loan that bears interest at 6% per annum and is due on demand.  As of December 31, 2010, we were indebted to NGEC, for $47,500, which loan is non-interest-bearing and due on demand.  In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

On April 16, 2010 Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum. We have not netted the $125,000, $17,500 or $47,500 loans from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. Furthermore, we did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  We will account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs.

Joel Sens, our only officer and one of our directors, is engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, holds office, or serves on a board of directors. As a result, certain conflicts of interest may arise between us and Joel Sens. We will attempt to resolve such conflicts of interest in our favor. Joel Sens is accountable to us and our stockholders as a fiduciary, and is required to exercise good faith and integrity in handling our affairs. A stockholder may be able to institute legal action on behalf of us or on behalf of himself or herself and other similarly situated stockholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to us.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions. Since February 2007, we have not had any disinterested directors, and since February 2008, Joel Sens has been the sole director.  Accordingly, since February 2007, this policy has been held in abeyance. We plan to reinstitute the policy when and if we have disinterested directors.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  Our only director at this time is Joel Sens, who is not independent. Since we have only had one director and officer since February 2008, this policy has been held in abeyance since February 2008.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$66,932	$48,667
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$66,932	$48,667

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)           Financial Statements.  The following financial statements are included in this report:

Audited consolidated financial statements of Seawright Holdings, Inc. as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, including consolidated balance sheets, statements of operations, statements of cash flows, and statements of changes in stockholders’ deficit.

(a)(2)           Financial Statement Schedules.  The following financial statement schedules are included as part of this report:  none.

(a)(3)           Exhibits.  The following exhibits are included as part of this report by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010 (6)

10.5	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008 (6)

10.6	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008 (6)

10.7	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010 (6)

10.8	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010 (6)

10.9	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010 (6)

10.10	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010 (6)

10.11	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010 (6)

10.12	Settlement Agreement between Seawright Holdings, LLC, Joel Sens and Theodore J. Kanakis dated January 22, 2011 (6)

10.13	Promissory Note executed by Seawright Holdings, Inc. to Next Generation Media Corporation in the original principal amount of $125,000 dated March25, 2010

10.14	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009 (6)

10.15	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010 (6)

10.16	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010 (6)

21	Subsidiaries of the Registrant (6)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________
* Filed herewith.

(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.
(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.
(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.
(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.
(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.
(6)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on June 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2011

Seawright Holdings, Inc.
a Delaware Corporation

By:         /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 7, 2011

By:         /s/ Joel Sens
Name: Joel Sens
Title:   Chief Executive Officer,
President, Treasurer
(principal financial and
accounting officer) and
Director

EXHIBIT A

SEAWRIGHT HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

AND PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 2010

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2010	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From October 14, 1999 (Date of Inception) Through December 31, 2010	F-6 – F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2010	F-11 - F-12

Notes to the Consolidated Financial Statements	F-13 - F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Seawright Holdings, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Seawright Holdings, Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2010 and the period from October 14, 1999 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seawright Holdings, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and the period from October 14, 1999 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
New York, New York
September 29, 2011

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$-	$580
Capitalized financing costs	18,757	5,759
Total current assets	18,757	6,339

Property and equipment, net	1,233,520	1,248,284

Other assets:
Other assets	30,214	30,214

Total assets	$1,282,491	$1,284,837

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$1,857	$-
Accounts payable and accrued expenses	566,897	936,192
Line of credit	-	700,427
Convertible notes payable, net of debt discount	47,253	40,000
Notes payable, current portion	1,800,775	1,193,606
Notes payable due to related party, current portion	65,000	-
Put liability	150,000	-
Other liabilities	50,000	47,360
Total current liabilities	2,681,782	2,917,585

Long-term liabilities:
Note payable due to related party, long term	125,000	-
Derivative liability	950	-
Total liabilities	2,807,732	2,917,585

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none outstanding as of December 31, 2010 and 2009	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 14,348,399 and 13,598,399 shares issued and outstanding as of December 31, 2010 and 2009, respectively	14,348	13,598
Common shares to be issued	36,896	36,896
Additional paid in capital	7,370,877	6,948,998
Accumulated deficit during development stage	(8,947,362)	(8,632,240)
Total stockholders' deficit	(1,525,241)	(1,632,748)

Total liabilities and stockholders' deficit	$1,282,491	$1,284,837

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2010	2009	December 31, 2010

Revenue, net	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	479,409	487,240	6,438,453
Impairment of trade name	-	-	19,529
Gain on sale of trading securities	-	-	(37,356)
Depreciation and amortization	14,764	14,764	79,486
	494,173	502,004	6,500,112

Operating loss	(494,173)	(502,004)	(6,480,501)

Other income (expense):
Other income	-	333	62,302
Gain on sale of property	-	32,940	1,480,996
Gain on settlement of debt	786,133	-	1,593,236
Gain on change in fair value of debt derivative	37,366	-	37,366
Interest expense, net	(644,448)	(538,301)	(5,632,662)

Total other income (expense)	179,051	(505,028)	(2,458,762)

Loss from continuing operations before income taxes and discontinued operations	(315,122)	(1,007,032)	(8,939,263)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(315,122)	(1,007,032)	(8,939,263)

Income from discontinued operations	-	-	16,901

Net loss	(315,122)	(1,007,032)	(8,922,362)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(315,122)	$(1,007,032)	$(8,947,362)

Loss per common share, basic and fully diluted	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and fully diluted	13,631,276	13,598,399

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock		Common stock		Shares to be issued		Additional Paid in	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Net loss	-	$-	-	$-	-	$-	$-	$-	$(1,291)	$(1,291)
Balance, December 31, 1999	-	-	-	-	-	-	-	-	(1,291)	(1,291)
Common stock issued on September 30, 2000 in exchange for convertible debt at $0.50 per share	-	-	78,000	78	-	-	38,922	-	-	39,000
Common stock issued on November 27, 2000 in exchange for convertible debt at $0.50 per share	-	-	26,000	26	-	-	12,974	-	-	13,000
Net loss	-	-	-	-	-	-	-	-	(157,734)	(157,734)
Balance, December 31, 2000	-	-	104,000	104	-	-	51,896	-	(159,025)	(107,025)
Common stock issued January 1, 2001 in exchange for convertible debt at $0.50 per share	-	-	174,000	174	-	-	86,826	-	-	87,000
Common stock issued on January 2, 2001 to founders in exchange for services rendered at $0.001 per share	-	-	5,000,000	5,000	-	-	20	-	-	5,020
Common stock issued on January 2, 2001 in exchange for services rendered at $0.50 per share	-	-	90,000	90	-	-	44,910	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	(556,921)	(556,921)
Balance, December 31, 2001	-	$-	5,368,000	$5,368	-	$-	$183,652	$-	$(715,946)	$(526,926)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Balance forward	-	$-	5,368,000	$5,368	-	$-	$183,652	$-	$(715,946)	$(526,926)
Net loss	-	-	-	-	-	-	-	-	(357,588)	(357,588)
Balance, December 31, 2002	-	-	5,368,000	5,368	-	-	183,652	-	(1,073,534)	(884,514)
Preferred stock issued in exchange for cash at $5.00 per share	55,000	55	-	-	-	-	274,945	-	-	275,000
Stock options issued in exchange for services rendered	-	-	-	-	-	-	5,276	-	-	5,276
Net income	-	-	-	-	-	-	-	-	506,846	506,846
Balance, December 31, 2003	55,000	55	5,368,000	5,368	-	-	463,873	-	(566,688)	(97,392)
Preferred stock cancelled in exchange for stock options exercised at $0.5625 per share	(5,000)	(5)	160,000	160	-	-	64,845	-	-	65,000
Common stock issued on April 8, 2004 in exchange for cash at $0.30 per share	-	-	300,000	300	-	-	89,700	-	-	90,000
Common stock issued and subscribed in connection with private placement	-	-	2,404,978	2,405	-	-	1,359,491	25,581	-	1,387,477
Conversion of preferred stock to common stock	(50,000)	(50)	500,000	500	-	-	(450)	-	-	-
Preferred stock dividend	-	-	50,000	50	-	-	24,950	-	(25,000)	-
Warrants issued to consultants in exchange for services rendered	-	-	-	-	-	-	545,460	-	-	545,460
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	274,499	-	-	274,499
Value of warrants attached to convertible debentures	-	-	-	-	-	-	187,123	-	-	187,123
Return of contributed capital to shareholder	-	-	-	-	-	-	(144,006)	-	-	(144,006)
Reclassification of equity to liability upon issuance of put agreement	-	-	-	-	-	-	(90,000)	-	-	(90,000)
Net loss	-	-	-	-	-	-	-	-	(331,449)	(331,449)
Balance, December 31, 2004	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(923,137)	$1,886,712

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Balance forward	-	$-	8,782,978	$8,783	-	$-	$2,775,485	$25,581	$(923,137)	$1,886,712
Common stock issued in connection with common stock subscribed in connection with private placement	-	-	54,998	55	-	-	25,526	(25,581)	-	-
Common stock issued in connection with private placement	-	-	37,500	38	-	-	25,150	-	-	25,188
Fractional shares-return of proceeds	-	-	-	-	-	-	(13)	-	-	(13)
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	5,708	-	-	5,708
Value of warrants attached to convertible debentures	-	-	-	-	-	-	3,020	-	-	3,020
Expiration of put agreement	-	-	-	-	-	-	90,000	-	-	90,000
Contributed capital	-	-	-	-	-	-	89,500	-	-	89,500
Net loss	-	-	-	-	-	-	-	-	(1,116,048)	(1,116,048)
Balance, December 31, 2005	-	-	8,875,476	8,876			3,014,376	-	(2,039,185)	984,067
Common stock issued on May 1, 2006 in exchange for cash at $0.45 per share	-	-	199,998	200	-	-	89,800	-	-	90,000
Contributed capital	-	-	-	-	-	-	54,505	-	-	54,505
Stock options issued to consultants in exchange for services rendered	-	-	-	-	-	-	38,490	-	-	38,490
Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	-	-	20,000	20	-	-	8,980	-	-	9,000
Return of contributed capital to shareholder	-	-	-	-	-	-	(42,951)	-	-	(42,951)
Reacquisition of cancellation of shares	-	-	(160,000)	(160)	-	-	(81,440)	-	-	(81,600)
Net loss	-	-	-	-	-	-	-	-	(1,785,386)	(1,785,386)
Balance, December 31, 2006	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(3,824,571)	$(733,875)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Balance forward	-	$-	8,935,474	$8,936	-	$-	$3,081,760	$-	$(3,824,571)	$(733,875)
Common stock issued in connection with put agreements for cash	-	-	243,542	244	-	-	341,274	-	-	341,518
Common stock issued in connection with put agreements, conversion of notes	-	-	756,459	756	-	-	778,796	-	-	779,552
Fair value of incremental consideration in connection with induced conversion	-	-	-	-	-	-	1,215,417	-	-	1,215,417
Common stock issued in connection with exercise of warrants	-	-	594,724	594	-	-	347,912	-	-	348,506
Common stock issued in connection with financing incentive	-	-	340,000	340	-	-	174,810	-	-	175,150
Contributed capital	-	-	-	-	-	-	42,951	-	-	42,951
Common stock issued in connection with converted notes payable	-	-	2,628,200	2,628	13,407	11,396	1,583,125	-	-	1,597,149
Common stock issued in exchange for services rendered at $0.50 per share	-	-	100,000	100	-	-	49,900	-	-	50,000
Net loss	-	-	-	-	-	-	-	-	(3,952,959)	(3,952,959)
Balance, December 31, 2007	-	$-	13,598,399	$13,598	$13,407	$11,396	$7,615,945	$-	$(7,777,530)	$(136,591)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Balance forward	-	$-	13,598,399	$13,598	$13,407	$11,396	$7,615,945	$-	$(7,777,530)	$(136,591)
Return of contributed capital to shareholder	-	-	-	-	-	-	(648,379)	-	-	(648,379)
Common stock to be issued in settlement of convertible debt	-	-	-	-	100,000	25,500	-	-	-	25,500
Net Income	-	-	-	-	-	-	-	-	152,322	152,322
Balance, December 31, 2008	-	-	13,598,399	13,598	113,407	36,896	6,967,566	-	(7,625,208)	(607,148)
Contributed capital	-	-	-	-	-	-	(18,568)	-	-	(18,568)
Net loss	-	-	-	-	-	-	-	-	(1,007,032)	(1,007,032)
Balance, December 31, 2009	-	-	13,598,399	13,598	113,407	36,896	6,948,998	-	(8,632,240)	(1,632,748)
Common stock issued in settlement of debt	-	-	750,000	750	-	-	119,175	-	-	119,925
Put liability	-	-	-	-	-	-	(150,000)	-	-	(150,000)
Contributed capital	-	-	-	-	-	-	452,704	-	-	452,704
Net loss	-	-	-	-	-	-	-	-	(315,122)	(315,122)
Balance, December 31, 2010	-	$-	14,348,399	$14,348	113,407	$36,896	$7,370,877	$-	$(8,947,362)	$(1,525,241)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the period
			From
			October 14, 1999
			(date of inception)
	Years ended December 31,		through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,122)	$(1,007,032)	$(8,922,362)
Loss from discontinued operations	-	-	(16,901)
Net loss from continuing operations	(315,122)	(1,007,032)	(8,939,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,764	14,764	79,485
Amortization of debt discounts	25,569	2,188	786,870
Amortization of deferred financing costs	20,102	17,071	1,130,778
Write off of investment in land purchase option	100,000	115,500	215,500
Penalties and fees charged in connection with loan settlements, net	-	-	3,882
Fair value of consideration with induced note payable conversions	-	-	1,215,417
Gain on change in fair value of derivative	(37,366)	-	(37,366)
Interest expense financed through issuance of note payable	208,684	-	248,684
Accretion of interest on trade name liability	2,640	4,871	20,938
Gain on sale of property	-	(32,940)	(1,480,996)
Gain on settlement of debt	(786,133)	-	(1,593,236)
Financing expense attributable to conversion of stock options to common stock		-	1,500
Common stock issued to founders		-	5,020
Common stock issued as financing incentives	-	-	47,650
Common stock issued in exchange for services rendered	-	-	95,000
Common stock issued for interest and penalties	-	-	216,649
Impairment of trade name	-	-	19,529
Expenses paid by officer on behalf of the Company	14,539	-	14,539
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in operating assets and liabilities:
Marketable securities-trading	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaids and other assets	-	24,061	(79,821)
Accounts payable and accrued expenses	14,421	664,668	1,781,432
Net cash used in continuing operating activities	(737,902)	(196,849)	(6,254,683)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	(737,902)	(196,849)	(6,237,782)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the period
			From
			October 14, 1999
			(date of inception)
	Year ended December 31,		through
	2010	2009	December 31, 2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net	-	56,477	2,445,996
Investment in land purchase option	(100,000)	-	(215,501)
Purchase of property, plant and equipment	-	-	(1,000,873)
Net cash (used in) provided by investing activities	(100,000)	56,477	1,229,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	1,857	(55)	1,857
Proceeds from sale of common stock, net	-	-	2,006,683
Proceeds from notes payable, net of repayments	616,200	13,995	1,069,388
Proceeds from related party loans, net of repayments	182,500	-	182,500
Proceeds from line of credit, net of repayments	-	145,000	583,571
Proceeds from issuance of convertible notes, net	20,000	-	1,102,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	-	348,506
Contribution made by (return of contributed capital to) shareholders	16,765	(18,568)	(650,196)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by financing activities	837,322	140,372	5,008,160

Net decrease in cash and cash equivalents	(580)	-	-
Cash and cash equivalents, beginning of period	580	580	-
Cash and cash equivalents, end of period	$-	$580	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$466,900	$-	$1,951,963
Cash paid for income taxes	$-	$-	$-
Non cash investing and financing activities:
Common stock issued in exchange for notes payable and accrued interest	$59,963	$-	$761,515
Common stock issued in exchange for convertible notes payable and accrued interest	$59,963	$-	$1,507,067
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Notes payable and accrued interest settled by officer	$421,400	$-	$421,400
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$-	$24,113	$71,413
Notes payable issued in connection with capital expenditures	$125,000	$-	$1,325,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2010, the Company has accumulated losses of $8,947,362.

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
DECEMBER 31, 2010 AND 2009

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

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share have been calculated based upon the weighted average number of common shares outstanding. The Company excluded 246,395 and 47,059 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the years ended December 31, 2010 and 2009, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2010 and 2009 and for the period from October 14, 1999 (date of inception) through December 31, 2010.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense in the amount of $-0-, $-0-, and $338,136, respectively, for the years ended December 31, 2010 and 2009, and for the period from October 14, 1999 (date of inception) through December 31, 2010.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Reclassifications

Certain reclassifications have been made to prior year’s unaudited condensed consolidated financial statements and notes thereto for comparative purposes to conform to current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Recent Accounting Pronouncements

There were various updates recently issued, the adoptions of the updates are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2010, the Company incurred a loss attributable to common shareholders of $315,122, had accumulated deficit since its inception from October 14, 1999 through December 31, 2010 in the amount of $8,947,362, and used $6,237,782 in cash for operating activities from its inception through December 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – PROPERTY AND EQUIPMENT

In October, 2003, the Company acquired approximately 140 acres of land and related improvements in Augusta County, Virginia, in exchange for $1,000,000, comprised of $300,000 of cash and a $700,000 promissory note payable. In June 2005, the Company purchased a parcel of land located approximately 10 miles south of the Augusta County, Virginia location in Staunton, Virginia. The purchased parcel is 33.52 acres which the Company acquired for $725,000, comprised of $225,000 of cash and a $500,000 promissory note payable. The Company anticipates entering the sale of bulk spring water and retail bottling business utilizing the properties’ water resources. The Company also completed the purchase of a second Staunton, Virginia property on April 10, 2006. The purchase price for the second property was $240,000, less a previously made $10,000 refundable deposit. The Company paid $90,000 (excluding the $10,000 refundable deposit made previously) of the remaining purchase price at settlement and financed the remaining $140,000.

On July 8, 2008, the Company sold part of the land purchased during the years ended December 31, 2005 and 2006 with cost base of $941,463 for net proceeds of $2,389,519. This resulted in a net gain of $1,448,056.  In conjunction with the sale of the property, the Company paid off the existing mortgage and other existing notes and related fees in aggregate of $1,845,135. On September 30, 2009, the Company sold the remaining acres of the land purchased in the years ended December 31, 2005 and 2006 for net proceeds of $56,477 for a net gain of $32,940.

Major classes of property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(59,954)	(45,190)
	$1,233,520	$1,248,284

Depreciation expense was $14,764, $14,764, and $79,486 for the years ended December 31, 2010, 2009, and for the period from October 14, 1999 (date of inception) through December 31, 2010, respectively.

NOTE 4 – INTANGIBLE ASSETS AND RELATED LIABILITIES

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible has been recorded at its present value of $50,000 and $47,360 at December 31, 2010 and 2009, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 – LAND PURCHASE OPTIONS (Continued)

On March 25, 2010, Knox Minerals entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, under which Knox Minerals agreed to pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under the Knox Land for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum twenty-four months after the date of the note (see Note 7).

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

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2010	2009
Deferred financing costs	$1,149,535	$1,116,435
Less - accumulated amortization	(1,130,778)	(1,110,676)
	18,757	5,759
Less - current portion	(18,757)	(5,759)
Deferred financing costs - long-term	$-	$-

Amortization expense on deferred financing costs was $20,102, $17,071 and $1,130,778 for the years ended December 31, 2010 and 2009, and for the period from October 14, 1999 (date of inception) through December 31, 2010, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 are as follows:
	December 31, 2010	December 31, 2009
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land. $645,000 of this note was settled and paid upon sale of real estate property in July 2008. The remaining principal of $283,000 was in default under the terms of the note agreement at December 31, 2009. The note and unpaid accrued interest was settled in May 2010 with a new principal of $375,000, interest at 21% per annum. The lender added additional $45,000 to the principal in November 2010 when interest payment to Kent Carr loan (see below) was made on behalf of the Company	$420,000	$283,000

24% per annum (default rate 30%) note payable, due September 19, 2008, collateralized by common stock of principle stockholder. The Company was in default under the terms of the note agreement prior to repayment and at December 31, 2009. The note was repaid in full in May 2010.	-	135,000

7% per annum note payable, due on or before July 1, 2008, uncollateralized. This note was partially paid during the year ended December 31, 2008, with the remaining principal in default under the terms of the note agreement at December 31, 2009. The note and unpaid accrued interest was settled in January 2010, with partial repayment made by the Company’s officer, resulted in a new principal of $150,000 that is subject to adjustment in accordance with gold price. At December 31, 2010, the adjusted principal amount is $189,000.	189,000	187,530

6% per annum note payable due to related party, due March 25, 2012, uncollateralized	125,000	-

12% per annum (default rate 18%) note payable, due November 1, 2011, collateralized by land	750,000	-

Noninterest bearing notes payable due to related party, due on demand, uncollateralized	47,500	-

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; The Company was in default under the terms of the note agreement at December 31, 2010 and 2009.	375,000	375,000

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE (continued)
(Continued)	December 31, 2010	December 31, 2009

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2010 and 2009.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	19,475	18,276

6% per annum note payable due to related party, due on demand, uncollateralized	17,500	7,500

10% per annum note payable, extended due date was January 29, 2010, uncollateralized, in default at December 31, 2009. The note was settled in full in November 2010 with the Company’s common stock	-	140,000
Total	1,990,775	1,193,606
Less: notes payable, current portion	(1,800,775)	(1,193,606)
Less: notes payable due to related party, current portion	(65,000)	-
Note payable due to related party– long term	$125,000	$-

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE (continued)

On May 10, 2010, the Company repaid the $135,000 note in full and the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability related to the $283,000 loan. The unpaid principal, accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The new principal amount was agreed to be $375,000 with interest rate agreed to be 21% per annum.  The Company recorded additional interest and financing expense in the amount of $124,684 in connection with the settlement. The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default. In November 2010, Charter House paid interest of $45,000 to Kent Carr on behalf of the Company, and therefore the principal amount due to Charter House is $420,000 at December 31, 2010.

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

On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000. The principal amount of the note was adjusted to $189,000 at December 31, 2010 in accordance of the gold price clause, the $39,000 of increase in the principal amount was charged to interest expense during the year ended December 31, 2010.

On January 22, 2011, the Company entered into an agreement with Kanakis to convert the outstanding balance of the promissory note to the Company’s common stock. (See Note 18 – Subsequent Events).

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE (continued)

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

On November 10, 2010, Amicus agreed to convert the $140,000 note and total unpaid accrued interest of $10,000 into 375,000 shares of the Company’s common stock.  Amicus has the right, until March 30, 2011 (subsequently extended to December 31, 2011, to put any of the shares back to the Company for cash in the amount of $0.40 per share. The note was converted and the common shares were issued to Amicus in December 2010 in settlement of this note and unpaid accrued interest. The Company recognized gain of $90,038 in connection with the settlement as a result of the difference between of agreed conversion price of $0.40 per share and the market value of approximately $0.16 per share at the time of the settlement. In addition, the Company recorded put liability in the amount of $150,000 as part of the settlement.

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
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE (continued)

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

Next Generation Energy Corporation and related Parties

On March 25, 2010, the Company through its wholly owned subsidiary, Knox Minerals, entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, under which Knox Minerals agreed to pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under the Knox Land for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option.  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum for a term of twenty-four months after the date of the note. In May 2010, the President of the Company became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

NGEC also advanced the Company an aggregate of $17,500 and $7,500 as of December 31, 2010 and 2009, respectively, for working capital purposes. The loan bears interest at 6% per annum, is due on demand and unsecured.

During the year ended December 31, 2010, NGEC advanced the Company in the amount of $47,500 for working capital purpose. The advance is non-interest bearing and due on demand.

Miscellaneous Notes

On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable due to the vendor.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTES PAYABLE (continued)

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum. Total amount of borrowing at December 31, 2010 and 2009 was $19,475 and $18,276, respectively.

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE

Private Placement in fiscal year 2004 and 2005

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
DECEMBER 31, 2010 AND 2009

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

During the year ended December 31, 2007 the Company offered additional consideration on the convertible debt in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with ASC 470-20 by recognizing an expense of $1,215,417 which is equal to the excess of the fair value of the additional consideration issued pursuant to the original conversion terms.  The note holders agreed to convert a total of $1,458,500 of convertible notes and accrued interest of $138,649 into 2,641,611 shares of common stock. The Company issued 2,628,204 shares of common stock as of December 31, 2007, with the remaining 13,407 shares of common stock accounted for as stock to be issued. The remaining unpaid balance of the convertible debt is $40,000 at December 31, 2010 and 2009.

The Company amortized and wrote off the convertible notes discount and debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $-0- and $2,188 for the years ended December 31, 2010 and 2009, respectively.

Financing costs attributable to the equity portion of the private placement totaled $175,899 and were netted against the amount attributable to common stock.  Deferred financing costs of $155,985 attributable to the debt portion of the private placement are being amortized over the life of the debt instrument, being 5 years.  The Company amortized and wrote off $-0- and $3,152 for the years ended December 31, 2010 and 2009, respectively, in relation to the deferred financing costs.

Sisler Convertible Note

On October 26, 2010, the Company issued a $20,000 convertible promissory note due April 26, 2011, unsecured.  The note bears interest at a rate of 12% per annum and will be convertible into the Company’s common stock at any time after the maturity date of the note at the holder’s option, into common stock at the conversion rate of 70% of average market price fifteen trading days prior to notice of conversion.

The Company is in default under the terms of the notes. The Company has identified embedded derivatives related to the convertible promissory note entered into on October 26, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible promissory note and to fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value $38,316 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	279.98%
Risk free rate:	0.17%

The initial fair value of the embedded debt derivative of $38,316 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($18,316) charged to operations as interest expense for the year ended December 31, 2010. During the year ended December 31, 2010, the Company amortized $7,253 of the debt discount to current period operations as interest expense.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

A summary of convertible promissory notes payable at December 31, 2010 and 2009 are as follows:

	2010	2009
Convertible notes payable (“Convertible Notes”); 11% per annum; matured in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$40,000
Convertible promissory note – 12% per annum, due April 26, 2011, net of unamortized debt discount of $12,747 at December 31, 2010	7,253	-
Total	$47,253	$40,000
Less: current portion	(47,253)	(40,000)
Convertible Note- long term portion	$-	$-

NOTE 9 – DERIVATIVE LIABILITY

As described in Note 8 above, on October 26, 2011, the Company issued a 12% convertible promissory note that contained embedded derivatives.  The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the convertible promissory note in the amount of $38,316 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company recorded a gain on change in fair value of derivative liability of $37,366 for the year ended December 31, 2010.

The fair value of the reset liability at December 31, 2010 was determined using the Binomial Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	279.98%
Risk free rate:	0.03%

At December 31, 2010, the derivative liability valued at $950, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 shares of its preferred stock at par value of $0.001 per share as Series A Convertible Preferred Stock. As of December 31, 2010 and 2009, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2010 and 2009, there were 14,348,399 and 13,598,399 shares of common stock issued and outstanding, respectively.

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
DECEMBER 31, 2010 AND 2009

NOTE 10 – COMMON STOCK (continued)

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
DECEMBER 31, 2010 AND 2009

NOTE 10 – COMMON STOCK (continued)

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

During the year ended December 31, 2008, the Company agreed to issue an aggregate of 100,000 shares of common stock in connection with issuance of notes payable.  The fair value of the common shares amounted $25,500 was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008. The common shares had not been issued as of December 31, 2010 and were accounted for as common stock to be issued.

During the year ended December 31, 2010, the Company issued an aggregate 750,000 shares of its common stock in connection with conversion of debt (see Note 7 and Note 16). The common shares issued settled debt and accrued interest in the amount of $300,000. The Company recorded gain of $180,075 from settlement of debt which was resulted from the difference between the conversion price of $0.40 per share and the fair market value of approximately $0.16 per share at the time of settlement.

Put Agreements

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
DECEMBER 31, 2010 AND 2009

NOTE 10 – COMMON STOCK (continued)

Put Agreements (Continued)

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

On November 10, 2010, Amicus Funding, Inc. converted $140,000 debt and total unpaid accrued interest of $10,000 into 375,000 shares of the Company’s common stock (see Note 7). In connection with this transaction, Amicus has the right, until March 30, 2011 (subsequently extended to December 31, 2011), to put any of the shares back to the Company for cash in the amount of $0.40 per share. The note was converted and the common shares were issued to Amicus in December 2010.  As such, the Company recorded the potential liability of $150,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Stock Options

All outstanding stock options expired during the year ended December 31, 2010.

Transactions involving options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	1,500,000		$1.35
Granted	-		-
Exercised	-		-
Canceled or expired	-		-
Outstanding at December 31, 2009	1,500,000		$1.35
Granted			-
Exercised	-		-
Canceled or expired	(1,500,000)		1.35
Outstanding at December 31, 2010	-	$

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

Warrants

All previously granted warrants expired as of December 31, 2009, and the Company does not have any warrants issued and outstanding at December 31, 2010 and 2009.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

As described in Note 7, during the year ended December 31, 2010 Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in settlement of the Company’s liability due to Mr. Kanakis. In addition, Mr. Sens provided 791,000 shares of the Company’s common stock that he personally owned to American Marketing and Capital, Inc. (“AMC”) in settlement of $316,400 of the Company’s liability due to AMC (Note 16).  Other net advances that Mr. Sens provided to the Company during the year ended December 31, 2010 was $16,765. In addition, Mr. Sens paid expenses in the amount of $14,539 on behalf of the Company. The aggregate contribution of $452,704 to the benefit of the Company was accounted for as contributed capital and, accordingly, has reflected as an addition to additional paid-in capital.

As described in Note 7, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

As of December 31, 2010, the Company was  indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 5 and Note 7).  As of December 31, 2010, the Company was indebted to NGEC for $17,500 for a loan that bears interest at 6% per annum and is due on demand.  As of December 31, 2010, the Company was indebted to NGEC, for $47,500, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

As described in Note 5, on April 16, 2010 Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum. The Company has not netted the $125,000 loan from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. Furthermore, the Company did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  The Company will account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs.

NOTE 13 – LOSS PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Loss available for common shareholders	$(315,122)	$(1,007,032)
Basic income (loss) per share	$(0.02)	$(0.07)
Weighted average common shares outstanding-basic and fully diluted	13,631,276	13,598,399

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14 – INCOME TAXES

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

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $7,400,000, expiring through the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred net tax assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$2,880,000	$2,452,000
Less valuation allowance	(2,880,000)	(2,452,000)
Net deferred tax asset	$0	0

The provision for income taxes consists of the following:

	2010	2009
Current tax (benefit)	$(428,000)	$(391,000)
(Decrease) increase to deferred tax valuation allowance for net operating loss carry forward	428,000	391,000
Net provision	$0	0

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2010	2009
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.9%	3.9%
	38.9%	38.9%

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14 – INCOME TAXES (Continued)

Net operating loss carry forwards expiring though 2030 are summarized below:

Estimated net operating loss carry forwards 2008 and prior	$5,300,000
Estimated net operating loss carry forwards 2009	1,000,000
Estimated net operating loss carry forwards 2010	1,100,000

Total	$7,400,000

The Company is required to file income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company has not filed its tax returns since year ended December 31, 2007, but is in the process of having them filed with the appropriate U.S. Federal, and state and local tax authorities.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 and 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases office space for its corporate offices in Alexandria, Virginia on a month to month basis. Rental expense for the years ended December 31, 2010 and 2009 was $3,819 and $2,288, respectively, and was charged to operations in the period incurred.

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

Litigation

As of December 31, 2010, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16 – INVESTMENT AGREEMENT AND LINE OF CREDIT

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

On May 5, 2010 AMC settled and converted the old outstanding principal amount of $700,427 together with unpaid accrued interest of $343,802 into a Convertible Note in the principal amount of $440,000.  The Company recognized gain from settlement of debt in the amount of $604,229. The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.  In November 2010, the Company and AMC entered into an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 and 791,000 shares were provided by Mr. Sens. The common shares provided Mr. Sens settled $316,400 of the Company’s liability due to AMC, and was accounted for as contributed capital to the Company (Note 12).

NOTE 17 – FAIR VALUE

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
DECEMBER 31, 2010 AND 2009

NOTE 17 – FAIR VALUE (continued)

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of debt derivative liabilities.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(950)	$(950)
Total	$-	$-	$(950)	$(950)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:

Convertible Debt Derivative
Balance, December 31, 2009	$-
Total gains:
Initial fair value of debt derivative at note issuance	38,316
Mark-to-market at December 31, 2010:
- Debt Derivative	(37,366)
Balance, December 31, 2010	$950

Net gain for the period included in earnings relating to the liabilities held at December 31, 2010	$37,366

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 18 – SUBSEQUENT EVENTS

Theodore J. Kanakis Loan Transactions

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