Form 10-Q
period 2011-09-30
SEAWRIGHT HOLDINGS INC
filed 2012-01-25
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at January 20, 2012 14,348,399

SEAWRIGHT HOLDINGS, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2011 and September 30, 2010 and for the period from October 14, 1999 (date of inception) through September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and September 30, 2010 and for the period from October 14, 1999 (date of inception) through September 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information

Item 1	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Removed and Reserved	19

Item 5	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

EX-31

EX-32

PART I.
FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Capitalized financing costs	$1,767	$18,757
Total current assets	1,767	18,757

Property and equipment, net	1,223,587	1,233,520

Other assets	30,214	30,214

Total assets	$1,255,568	$1,282,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$1,857
Accounts payable and accrued expenses	990,696	566,897
Convertible notes payable, net of debt discount	60,000	47,253
Notes payable, current portion	1,871,815	1,800,775
Notes payable due to related parties, current portion	190,000	65,000
Put liability	150,000	150,000
Other liabilities	50,000	50,000
Total current liabilities	3,312,511	2,681,782

Long-term liabilities:
Note payable due to related party, long term	-	125,000
Derivative liability	25,465	950
Total liabilities	3,337,976	2,807,732

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 14,348,399 shares issued and outstanding as of September 30, 2011 and December 31, 2010	14,348	14,348
Common shares to be issued	36,896	36,896
Additional paid in capital	7,505,380	7,370,877
Accumulated deficit during development stage	(9,639,032)	(8,947,362)
Total stockholders' deficit	(2,082,408)	(1,525,241)

Total liabilities and stockholders' deficit	$1,255,568	$1,282,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2011	2010	2011	2010	September 30, 2011
Revenue, net	$-	$-	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	107,429	88,602	295,751	390,807	6,734,204
Impairment of trade name	-	-	-	-	19,529
(Gain) loss on sale of trading securities	-	-	-	-	(37,356)
Depreciation and amortization	3,311	3,691	9,933	11,073	89,419
	110,740	92,293	305,684	401,880	6,805,796

Operating loss	(110,740)	(92,293)	(305,684)	(401,880)	(6,786,185)

Other income (expense):
Other income	-	-	-	-	62,302
Gain on sale of property	-	-	-	-	1,480,996
Gain on settlement of debt	-	-	-	606,058	1,593,236
(Loss) gain on change in fair value of debt derivative	(17,668)	-	(24,515)	-	12,851
Interest expense, net	(86,775)	(113,149)	(361,471)	(523,882)	(5,994,133)

Total other income (expense)	(104,443)	(113,149)	(385,986)	82,176	(2,844,748)

Loss from continuing operations before income taxes and discontinued operations	(215,183)	(205,442)	(691,670)	(319,704)	(9,630,933)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations before discontinued operations	(215,183)	(205,442)	(691,670)	(319,704)	(9,630,933)

Income from discontinued operations	-	-	-	-	16,901

Net loss	(215,183)	(205,442)	(691,670)	(319,704)	(9,614,032)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(215,183)	$(205,442)	$(691,670)	$(319,704)	$(9,639,032)

Loss per common share, basic and fully diluted	$(0.01)	$(0.02)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	14,348,399	13,598,399	14,348,399	13,598,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			From
			October 14, 1999
			(date of inception)
	Nine months ended September 30,		through
	2011	2010	September 30, 2011
Net cash used in operating activities	(134,503)	(675,131)	(6,372,285)
Net cash (used in) provided by investing activities	-	(100,000)	1,229,622
Net cash provided by financing activities	134,503	775,131	5,142,663

Net (decrease) increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	580	-

Cash and cash equivalents, end of period	$-	$580	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$466,900	$1,951,963
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable and accrued interest	$-	$-	$761,515
Common stock issued in exchange for convertible notes payable and accrued interest	$-	$-	$1,507,067
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Notes payable and accrued interest settled by officer	$-	$105,000	$421,400
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$-	$-	$71,413
Notes payable issued in connection with capital expenditures	$-	$-	$1,325,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2011, the Company has accumulated losses of $9,639,032.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2011, the Company incurred a net loss of $691,670, had accumulated deficit since its inception from October 14, 1999 through September 30, 2011 of $9,639,032 and used $6,372,285 in cash for operating activities from its inception through September 30, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Major classes of property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(69,887)	(59,954)
	$1,223,587	$1,233,520

Depreciation expense was $3,311 and $3,691 for the three month periods ended September 30, 2011 and 2010, respectively, and $9,933 and $11,073 for the nine months ended September 30, 2011 and 2010, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
15% per annum note payable, monthly interest payments, principal due June 8, 2008, collateralized by land. The note and unpaid accrued interest was settled in May 2010 with a new principal of $375,000, interest at 21% per annum (default rate at 24% per annum). The lender added an additional aggregate of $90,000 to the principal ($45,000 in November 2010 and $45,000 in May 2011) when interest payment to Kent Carr loan was made on behalf of the Company. The Company became in default after December 31, 2010 upon the expiration of a forbearance agreement. (1)	$465,000	$420,000

7% per annum note payable, due on or before July 1, 2008, uncollateralized. The note and unpaid accrued interest was settled in January 2010, with partial repayment made by the Company’s officer, resulted in a new principal of $150,000 that is subject to adjustment in accordance with gold price. At September 30, 2011 and December 31, 2010, the adjusted principal amount is $215,040 and $189,000, respectively. (2)	215,040	189,000

6% per annum note payable due to related party, due March 25, 2012, uncollateralized	125,000	125,000

12% per annum (default rate 18%) note payable, due November 1, 2011, collateralized by land	750,000	750,000

Noninterest bearing notes payable due to related party, due on demand, uncollateralized	47,500	47,500

15% per annum (default rate 21%) note payable, due October 13, 2008, collateralized by land; The Company became in default after December 31, 2010 upon the expiration of a forbearance agreement. The default interest rate was 24% pursuant to the forbearance agreement.	375,000	375,000

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at September 30, 2011 and December 31, 2010.	47,300	47,300

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 (Continued)
	September 30, 2011	December 31, 2010
Loan against cash value of principle stockholder's life insurance	19,475	19,475

6% per annum note payable due to related party, due on demand, uncollateralized	17,500	17,500
Total	2,061,815	1,990,775
Less: notes payable, current portion	(1,871,815)	(1,800,775)
Less: notes payable due to related party, current portion	(190,000)	(65,000)
Note payable due to related party– long term	$-	$125,000

(1)	Charter House s Loan Transactions

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

On May 10, 2010, the Company repaid the $135,000 note in full and the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability related to the $283,000 loan. The unpaid principal, accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The new principal amount was agreed to be $375,000 with interest rate agreed to be 21% per annum.  The Company recorded additional interest and financing expense in the amount of $124,684 in connection with the settlement. The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is currently in default. In November 2010 and May 2011, Charter House paid interest in aggregate of $90,000 to Kent Carr on behalf of the Company, resulted in the principal amount due to Charter House amounted to $465,000 and $420,000, respectively, at September 30, 2011 and December 31, 2010.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

On January 15, 2010, the Company, Mr. Kanakis and Mr. Sens entered into a settlement agreement, under which Mr. Sens allowed Mr. Kanakis to retain a coin collection, which the parties agreed and had a fair value of $105,000, Mr. Sens pledged as part of the settlement agreement. In addition, the Company issued Mr. Kanakis a note in the amount of $150,000 in settlement of the Company’s remaining liability due to Mr. Kanakis. The note is secured by a subordinate lien on certain property of the Company in Augusta County, Virginia.  The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000. The principal amount of the note was adjusted to $215,040 and $189,000 as of September 30, 2011 and December 31, 2010, respectively, in accordance of the gold price clause. The increase of $14,535 and $26,040 in the principal amount during the three and nine months ended September 30, 2011 was charged to interest expense.

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
SEPTEMBER 30, 2011
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

During the year ended December 31, 2007 the Company offered additional consideration on the convertible debt in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with ASC 470-20 by recognizing an expense of $1,215,417 which is equal to the excess of the fair value of the additional consideration issued pursuant to the original conversion terms.  The note holders agreed to convert a total of $1,458,500 of convertible notes and accrued interest of $138,649 into 2,641,611 shares of common stock. The Company issued 2,628,204 shares of common stock as of December 31, 2007, with the remaining 13,407 shares of common stock accounted for as stock to be issued. The remaining unpaid balance of the convertible debt is $40,000 at September 30, 2011 and December 31, 2010. All debt discount and financing costs related to the convertible debt had been amortized in full upon the maturity of the debt in September 2009.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

The initial fair value of the embedded debt derivative of $38,316 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($18,316) charged to interest expense for the year ended December 31, 2010. During the three and nine months ended September 30, 2011, the Company amortized and charged $Nil and $12,747 of the debt discount to interest expense.

A summary of convertible promissory notes payable at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Convertible notes payable (“Convertible Notes”); 11% per annum; matured in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$40,000
Convertible promissory note – 12% per annum, due April 26, 2011, net of unamortized debt discount of $-0- and $12,747 at September 30, 2011 and December 31, 2010, respectively	20,000	7,253
Total	$60,000	$47,253
Less: current portion	(60,000)	(47,253)
Convertible Note- long term portion	$-	$-

NOTE 6 – DERIVATIVE LIABILITY

As described in Note 5 above, on October 26, 2010, the Company issued a 12% convertible promissory note that contained embedded derivatives.  The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the convertible promissory note in the amount of $38,316 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company recorded a loss on change in fair value of derivative liability of $17,668 and $24,515 for the three and nine months ended September 30, 2011.

The fair value of the derivative liability at September 30, 2011 was determined using the Binomial Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	354.01%
Risk free rate:	0.06%

At September 30, 2011, the derivative liability valued at $25,465, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 7 – COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of September 30, 2011 and December 31, 2010, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2011 and December 31, 2010, there were 14,348,399 shares of common stock issued and outstanding.

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

During the nine months ended September 30, 2011, the aggregate contribution to the benefit of the Company by Mr. Sens, was $134,503, which was accounted for as an addition to additional paid-in capital. The total balance due from Mr. Sens was $79,741 at September 30, 2011.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

As of September 30, 2011 and December 31, 2010, the Company was  indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 4).  In addition, as of September 30, 2011 and December 31, 2010  the Company was indebted to NGEC for $17,500 for a loan that bears interest at 6% per annum and is due on demand (Note 4).  As of September 30, 2011 and December 31, 2010, the Company was indebted to NGEC for $47,500, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(25,465)	$(25,465)
Total	$-	$-	$(25,465)	$(25,465)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

Convertible Debt Derivative
Balance, December 31, 2010	$950
Total gains:
Initial fair value of debt derivative at note issuance
Mark-to-market at September 30, 2011:
- Debt Derivative	24,515
Balance, September 30, 2011	$25,465

Net loss for the period included in earnings relating to the liabilities held at September 30, 2011	$(24,515)

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

Comparison of Financial Results

Three and Nine months ended September 30, 2011 and 2010

Revenues

During the three and nine months ended September 30, 2011and 2010, we generated no revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through September 30, 2011, we have incurred net losses of $9,639,032. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $110,740 and $305,684, respectively, during the three and nine months ended September 30, 2011 as compared to expenses of $92,293 and $401,880, respectively, during the three and nine months ended September 30, 2010. Expenses for the three and nine months ended September 30, 2011 and 2010 are composed principally of salary, legal and accounting fees, and consulting fees.

We incurred total other (expenses) of $(104,443) and $(385,986), respectively, for the three and nine months ended September 30, 2011, as compared to (expenses) income of $(113,149) and $82,176, respectively, for the three and nine months ended September 30, 2010. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds. However, in the nine months ended September 30, 2010, we generated other income of $606,058 from gain on settlement of debt. The decrease in interest and financing expenses in the three and nine months ended September 30, 2011 as compared to the same periods ended September 30, 2010 was mainly due to the settlement of line of credit in May 2010.

During the nine months ended September 30, 2011 and 2010, we incurred net loss of $(691,670) and $(319,704), respectively. During the three months ended September 30, 2011 and 2010, we incurred net loss of $(215,183) and $(205,442), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Net cash used in operating activities	$(134,503)	$(675,131)
Net cash used in investing activities	-	(100,000)
Net cash provided by (used in) financing activities	134,503	(775,131)
Net increase in cash and cash equivalents	$-	$-

As of September 30, 2011, we had working capital deficit (total current liabilities in excess of total current assets) of ($3,310,744), an available cash balance of $Nil, an accounts payable and accrued liabilities balance of $990,696,   notes payable and convertible notes payable of $2,121,815, and other current liabilities of $200,000.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2011, the Company was in default under certain loan agreements as described in Note 5 to its unaudited consolidated financial statements.

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

SEAWRIGHT HOLDINGS, INC.

Date: January 20, 2012	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)