Form 10-K
period 2011-12-31
SEAWRIGHT HOLDINGS INC
filed 2012-05-15
CIK 1132887

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,151,214 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 30, 2012, 19,748,399 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

2

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

Item 1. Business

Overview

Introduction

Seawright Holdings, Inc. (the “Company”, “Seawright”, “we” or “our”) was incorporated under the laws of the State of Delaware on October 14, 1999, originally under the name Pre-Settlement Funding Corporation. In September 2003, we changed our name to Seawright Holdings, Inc. Prior to October 2003, our business consisted of financing plaintiffs who are involved in personal injury claims. In October 2003, Seawright Springs, LLC, our wholly owned subsidiary, purchased the Mt. Sydney property described below. As a result of our acquisition of real property and improvements in October 2003, we restructured our operations to focus on the development of a spring water bottling and distribution business. We have since discontinued our strategy of trying to bottle and market spring water on a retail basis. Our current strategy is to focus on the bulk sale of natural spring water produced from our Mt. Sidney property in bulk to other bottlers, or to municipal, agricultural or commercial users. In 2008, we decided to enter into the business of owning oil and gas properties, and procured an option on certain properties in Knox County, Kentucky. However, we were unable to close on the purchase and the option lapsed in 2009. In 2010, we procured a new option on the oil and gas rights underlying the same properties, and shortly thereafter assigned the option to a third party. Although we are still reviewing investment opportunities in the oil and gas business, we are not currently in the oil and gas business.

Business and Basis of Presentation

From our inception through the date of these financial statements, we have recognized limited revenues and incurred significant operating expenses. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2011, we have an accumulated deficit of $9,846,663.

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

U.S. BOTTLED WATER MARKET
Volume and Producer Revenues
2002 - 2010

Year	Millions of Gallons	Annual %	Millions of Dollars	Annual %
2002	5,795.7	11.8%	$7,901.4	14.8%
2003	6,269.8	8.2%	$8,526.4	7.9%
2004	6,806.7	8.6%	$9,169.4	7.5%
2005	7,537.1	10.8%	$10,012.5	9.1%
2006	8,255.0	9.5%	$10,857.8	8.5%
2007	8,757.6	6.1%	$11,551.5	6.4%
2008	8,669.3	-1.0%	$11,178.5	-3.2%
2009	8,454.0	-2.5%	$10,595.0	-5.2%
2010	8,754.5	3.6%	$10,627.7	0.2%

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

U.S. BOTTLED WATER MARKET
Per Capita Consumption
2000 - 2010

	Gallons	Annual
Year	Per Capita	% Change
2000	16.7	--
2001	18.2	8.6%
2002	20.1	10.6%
2003	21.6	7.2%
2004	23.2	7.5%
2005	25.4	9.7%
2006	27.6	8.4%
2007	29.0	5.3%
2008	28.5	-1.8%
2009	27.6	-3.2%
2010	28.3	2.7%

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

U.S. BOTTLED WATER MARKET
Volume & Growth by Segment
2002 - 2010

	Non-Sparkling		Domestic Sparkling		Imports		Total
Year	Volume*	Change	Volume*	Change	Volume*	Change	Volume*	Change
2002	5,487.5	11.6%	149.5	3.8%	158.7	28.0%	5,795.6	11.8%
2003	5,923.9	8.0%	152.6	2.1%	193.3	21.8%	6,269.8	8.2%
2004	6,411.3	8.2%	166.8	9.3%	228.6	18.2%	6,806.7	8.6%
2005	7,171.4	11.9%	185.0	10.9%	182.5	-20.2%	7,538.9	10.8%
2006	7,901.4	10.2%	189.3	2.3%	164.3	-10.0%	8,255.0	9.5%
2007	8,376.6	6.0%	200.1	5.7%	180.9	10.1%	8,757.6	6.1%
2008	8,302.9	-0.9%	204.7	2.3%	161.8	-10.6%	8,669.3	-1.0%
2009	8,123.8	-2.2%	202.2	-1.2%	127.9	-20.9%	8,454.0	-2.5%
2010	8,413.2	3.6%	213.5	4.6%	127.8	-3.3%	8.754.5	3.6%
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

Research and Development

We did not incur any research and development expenses in the last two years ended December 31, 2010 and 2011.

Employees

As of December 31, 2011, we had one employee, Joel Sens, who serves as our president, chief executive officer, secretary and treasurer.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2011, we have an accumulated deficit of $9,846,663.

We have a limited operating history, an unproven market for our spring water, and may never achieve or sustain profitable operations.

We have only been operating for a short time and have not yet achieved significant sales or made a profit from operations. We have generated limited revenues from our current products of $19,611 from inception through December 31, 2011.

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

We have substantial indebtedness which we are unable to pay from our operations or current assets. As of April 30, 2012, our property in Mt. Sydney, Virginia is subject to a first mortgage for $750,000, and we have about $1,100,000 in accounts payable and accrued expenses. In addition, we have over $1,400,000 of other notes payable, most of which are past due or in default. We have also entered into put arrangements with prior noteholders who have converted their notes into common stock, which entitle the holders under certain circumstances to put their shares back to us for the amount of their original obligation. We currently do not have any revenue producing operations, and minimal cash. Accordingly, we are not able to pay all of our indebtedness according to its terms. We have succeeded in negotiating settlements with most of our creditors, under which the creditors have agreed to convert their debt into common stock or be repaid at a discount or both. However, if we are not able to negotiated settlements, or generate revenues or obtain new capital with which to pay our indebtedness, our creditors may commence legal action against us, which would leave our assets vulnerable to seizure.

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

Insiders can exert significant control over our policies and affairs

As of April 30, 2012, our chief executive officer and principal stockholder, Joel Sens, beneficially owned approximately 10.3% of our outstanding common stock on a fully-diluted basis. As a result, Mr. Sens effectively controls all of our affairs and policies, including matters requiring stockholder approval, such as amendments to our certificate of incorporation, fundamental corporate transactions including mergers, acquisitions and the sale of the company, and other matters involving the direction of our business and affairs. Although you may vote your shares, you will have limited influence on our business and management.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. In December 2010, we issued 750,000 shares in conversion of indebtedness, and in March 2012 we issued 2,600,000 shares of common stock that were registered on Form S-8 in exchange for services rendered in current and prior years, and 2,800,000 shares of common stock in conversion of indebtedness. In general, these shares are eligible for sale immediately under Rule 144, and we expect the recipients to try and sell their shares. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares may be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning six months after the stockholders acquired their shares if we are current on our reporting obligations under the Securities Exchange Act of 1934, or one year if we are not. We are not current with our reporting obligations under the Securities Exchange Act of 1934.

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

Our stock price is volatile and you may not be able to sell your shares for more than what you paid

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. During the year ended December 31, 2011, our common stock traded at prices as low as $0.001 per share and as high as $0.19 per share. Our stock price has historically fluctuated within a broad range each year.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	Fiscal Year Ended December 31, 2010
	High($)*	Low($)*
First Quarter	0.018	0.001
Second Quarter	0.08	0.007
Third Quarter	0.05	0.025
Fourth Quarter	0.19	0.025

	Fiscal Year Ended December 31, 2011
	High($)*	Low($)*
First Quarter	0.15	0.06
Second Quarter	0.15	0.03
Third Quarter	0.15	0.055
Fourth Quarter	0.12	0.011

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

Number of Shareholders

As of April 30, 2012, there were 19,748,399 shares of our common stock issued and outstanding and 30 holders of record of our common stock. The transfer agent of our common stock is OTR, Inc., 1001 SW 5 Avenue, Suite 1550; Portland, OR 97204.

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

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we did not issue any securities in unregistered transactions.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we did not purchase any shares of our common stock.

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

In 2008, we decided to enter the business of owning oil and gas properties, and procured an option on certain properties in Knox County, Kentucky. However, we were unable to close on the purchase and the option lapsed in 2009. In 2010, we procured a new option on the oil and gas rights underlying the same properties, and shortly thereafter assigned the option to a third party. Subsequent to the assignment of the option in 2010, our President became a significant shareholder and a director of the entity to which the option was assigned. This 2010 option also lapsed later in 2010. We are not currently in the oil and gas business.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We did not make any material acquisition or disposition of assets in 2010 and 2011. We do not anticipate the purchase or sale of any significant property, plant or equipment during the next twelve months. We have made improvements to plant and equipment at the spring site, and we have spent approximately $250,000 to complete the renovation of our spring catchment, which protects the water spring from outside elements.

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Stock Based Compensation;

•	Use of Estimates; and

•	Long-Lived Assets.

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

Stock Based Compensation

The Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants during the years ended December 31, 2010 and 2011, and all previously granted stock compensations have vested at the time of grant, therefore the Company had no stock based compensation related to options or warrants recorded during the years ended December 31, 2010 or 2011.

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

Comparison of Financial Results

Years Ended December 31, 2010 and 2011

Revenues

During the years ended December 31, 2010 and 2011, $0 of revenue was generated from the Mt. Sidney spring from on-site sales. We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users. Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through December 31, 2011, we have incurred an accumulated deficit of $9,846,663. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, and the preparation of our registration statement.

We incurred operating expenses of $494,173 during the year ended December 31, 2010 as compared to $405,912 of expenses during the year ended December 31, 2011. Expenses for the year ended December 31, 2010 and 2011 are composed principally of salary, legal and accounting fees, and consulting fees. The Company’s operations have been further reduced in the year ended December 31, 2011 as compared to the year ended December 31, 2010.

We realized total other income of $179,051 in the year ended December 31, 2010, as compared to total other expenses of ($493,389) for the year ended December 31, 2011. Other income for the year ended December 31, 2010 was primarily attributable to a gain of approximately $786,000 from the settlement of debt, net of interest expenses of approximately $644,000. Other expenses for the year ended December 31, 2011 was mainly attributable to interest expenses for existing loans.

During the years ended December 31, 2010 and 2011, we incurred net losses of ($315,122) and ($899,301), respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2010 and 2011:

	2010	2011
Net cash used in operating activities	$(737,902)	$—
Net cash used in investing activities	(100,000)	—
Net cash provided by financing activities	837,322	—
Net decrease in cash and cash equivalents	$(580)	$—

As of December 31, 2011, we had working capital deficit (total current liabilities in excess of total current assets) of $3,298,330, an available cash balance of $0, capitalized financing costs – current portion of $5,000 and an accounts payable and accrued liabilities balance of $1,088,503, notes payable of $2,164,827 and other current liabilities of $50,000. During the year ended December 31, 2011, all operating expenses were directly paid by the Company's officer or third party lenders on behalf of the Company.

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

New Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, "Disclosures about Offsetting Assets and Liabilities". ASU 2011-11 relates to disclosure requirements for assets and liabilities that have been offset in the balance sheet. The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset. The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded. For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts. The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented. At December 31, 2011 the Company did not have any transactions of the types subject to this ASU.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.” ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The adoption of ASU 2011-05 does not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements (“ASC 820”) and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 does not have a material effect on the Company’s consolidated financial statements.

There were various updates recently issued, the adoptions of the updates are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have not had, and at December 31, 2011, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 13, 2012 (the “Dismissal Date”), our Board of Directors replaced RBSM LLP as the Company’s independent registered public accounting firm, and appointed Fiondella, Milone and LaSaracina, LLP (“FML”) as our new independent registered public accounting firm.

RBSM LLP’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of RBSM LLP on our financial statements for each of fiscal year 2010 and fiscal year 2009 contained an explanatory paragraph, which noted that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended December 31, 2010 and 2009, and through the Dismissal Date, there were no disagreements between RBSM LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RBSM LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of us for such years.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Joel Sens, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2011 are fairly stated, in all material respects, in accordance with the US GAAP.

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

Item 9A(T). Controls and Procedures.

None.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company

Joel Sens	47	Chairman, Chief Executive Officer and Chief Financial Officer, Treasurer, Secretary

Mr. Joel Sens, age 47, is the current president, chief executive officer, treasurer and secretary and has served in those positions since 2004. Mr. Sens has also been a director of the Company since our inception. Mr. Sens is an entrepreneur who was a founder of Next Generation Media Corp., a publicly held media holding company, in March 1997. From January 1994 through March 1997, Mr. Sens acted as a consultant specializing in barter transactions and engaged in financial transactions involving the purchase and sale of newspaper companies, radio stations, and barter companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2010 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2011, it has been determined that Joel Sens, our chief executive officer, failed to file a file four Form 4’s with the respect to the sale of an aggregate 475,083 shares of common stock in four separate private transactions in 2011, or a Form 5 reporting such sales in 2012.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			All Other Compensation
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)
						Total Compensation
Joel Sens, CEO	2011	180,000	0	0	0	180,000
	2010	180,000	0	0	0	180,000

1)	We do not have a formal employment agreement with Mr. Sens. The salary for Mr. Sens was $180,000 for the fiscal years 2011 and 2010.

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

Director Compensation

We do not have any policy regarding the compensation of directors and paid no compensation for director services in the year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 30, 2012 (issued and outstanding) by (i) all stockholders known to the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (ii) all directors and executive officers of the Company individually and as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Joel Sens 600 Cameron Street Alexandria VA 22314	2,005,131	10.3%

All executive officers and directors as a group (1 person)	2,005,131	10.3%

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

(3) Based on 19,748,399 shares outstanding at April 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Our president and principal shareholder Joel Sens has advanced funds to us for working capital purposes from time to time. At times the total amount we repaid to Mr. Sens and (or) the funds Mr. Sens withdrew exceeded the total balance due.   At the start of 2009, Mr. Sens owed us $648,379. During the year ended December 31, 2009, Mr. Sens withdrew additional funds or incurred personal expenses in the net amount of $18,568 from us, which brought the balance due at the end of 2009 to $666,947. The Company has accounted for the excess payments to Mr. Sens as due from officer for 2009 and has reflected the overpayment as a deduction from stockholders’ equity. In 2010, Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in partial settlement of our liability due to Mr. Kanakis. In addition, Mr. Sens provided 791,000 shares of our common stock that he personally owned to American Marketing and Capital, Inc. (“AMC”) in settlement of $316,400 of our liability due to AMC. Other net advances that Mr. Sens provided to us during the year ended December 31, 2010 were $16,765. In addition, Mr. Sens paid expenses in the amount of $14,539 on behalf of us. The aggregate contribution of $452,704 made by Mr. Sens for our benefit in 2010 was accounted for as repayment of due from officer. The balance owed to us by Mr. Sens at the end of 2010 was $214,243. During the year ended December 31, 2011, the aggregate contribution to the benefit of the Company by Mr. Sens, was $202,799, which was accounted for as repayment of due from officer. As of December 31, 2011, the overpayment balance to the Company's President was $11,444.

From time to time, Mr. Sens has guaranteed certain loans to us, and/or pledged certain personal property to secure loans to us. During 2010 and 2011, Mr. Sens had guaranteed or pledged personal assets to secure the following loans:

•	On September 30, 2008, we issued a $47,300 note payable with 6% per annum interest due November 15, 2008 to vender, which note was guaranteed by Mr. Sens.
•	On April 14, 2008, we borrowed $375,000 from Pierre Palian, which loan was guaranteed by Mr. Sens.
•	On August 28, 2008, we amended a revolving line of credit agreement with American Marketing and Capital, Inc., and as part of the amendment Mr. Sens pledged 980,000 shares of our common stock owned by Mr. Sens as additional collateral. The line of credit agreement was a joint and several obligation of us and Mr. Sens. In November 2010, Mr. Sens agreed to provide 791,000 of such shares to the creditor as part of a settlement of the creditor’s claim against us.
•	On September 29, 2009, Mr. Sens guaranteed our loan from Charter House, LLC, which had a principal balance of $418,000 at the time.

As of December 31, 2011 and 2010, we were indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note. As of December 31, 2011 and 2010, were indebted to NGEC for an aggregate of $65,000, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

On April 16, 2010 Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum. We have not netted the $125,000 loan nor the $65,000 non-interesting bearing advances from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. Furthermore, we did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  We will account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs. In 2011, we verbally agreed to accept 10,000,000 shares of NGEC common stock in full settlement of the $600,000 note plus accrued interest thereon. We received the shares in March 2012.

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

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors other than as disclosed above.

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

Item 14. Principal Accountant Fees and Services.

RBSM LLP served as our independent auditors for the year ended December 31, 2010 and the periods ended March 31, 2011, June 30, 2011 and September 30, 2011. On March 13, 2012, we changed auditors to Fiondella, Milone and LaSaracina LLP.

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010. The fees for 2011 and 2010 were billed by RBSM LLP.

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$—	$33,067
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$33,067

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following financial statements are included in this report:

Audited consolidated financial statements of Seawright Holdings, Inc. as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, including consolidated balance sheets, statements of operations, statements of cash flows, and statements of changes in stockholders’ deficit.

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report: none.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pre-Settlement Funding Corporation.(1)

3.2	Certificate of Designation of Series A Convertible Preferred Shares of Seawright Holdings, Inc.(1)

3.3	Amended and Restated By-laws of Seawright Holdings, Inc.(1)

4.1	Form of Common Stock Certificate.(2)

10.1	Asset Purchase Agreement dated as of June 27, 2005, by and between Seawright Holdings, Inc. and QuiBell Partners, LLC(3)

10.2	Deed of Trust Note dated June 8, 2006, by and between Seawright Springs, Inc. and Charter House, LLC. (4)

10.3	Modification Agreement dated October 5, 2006 to the Deed of Trust Note dated June 8, 2006, by and between the Seawright Springs, Inc., Palma Collins as Trustee and Charter House, LLC. (5)

10.4	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Charter House, LLC dated May 5, 2010 (6)

10.5	Deed of Trust Note executed by Seawright Holdings, Inc. and Seawright Springs, LLC to Pierre Palian in the original principal amount of $375,000 dated April 14, 2008 (6)

10.6	Deed of Trust executed by Seawright Holdings, Inc. and Seawright Springs, LLC in favor of Pierre Palian dated April 14, 2008 (6)

10.7	Forbearance Agreement among Seawright Springs, LLC, Seawright Holdings, Inc. and Pierre Palian dated May 5, 2010 (6)

10.8	Note executed by Seawright Springs, LLC to Kent Carr in the original principal amount of $750,000 dated May 5, 2010 (6)

10.9	Deed of Trust executed by Seawright Springs, LLC in favor of Kent Carr dated May 5, 2010 (6)

10.10	Confessed Judgment Promissory Note executed by Seawright Holdings, Inc. to Theodore J. Kanakis in the original principal amount of $150,000 dated January 15, 2010 (6)

10.11	Deed of Trust executed by Seawright Springs, LLC in favor of Theodore J. Kanakis dated January 15, 2010 (6)

10.12	Promissory Note from Seawright Holdings, Inc. to New Generation Media Corp. in the amount of $125,000 dated March 25, 2010

10.13	Settlement Agreement and Mutual Release of Claims between Seawright Holdings, Inc., Joel Sens and Amicus Funding, Inc. dated November 9, 2009 (6)

10.14	Letter Agreement between Seawright Holdings, Inc. and American Marketing and Capital, Inc. dated November 9, 2010 (6)

10.15	Letter Agreement between Seawright Holdings, Inc. and Amicus Funding, Inc. dated November 10, 2010 (6)

10.16	2012 Employee, Consultant and Advisor Stock Compensation Plan (7)

10.17	Form on Stock Payment Agreement (7)

10.18	Note Agreement dated March 20, 2012 by and between Seawright Holdings, Inc. and Nova Capital, LLC

10.19*	Assignment Agreement dated March 20, 2012 by and between Seawright Holdings, Inc. and Charter House, LLC.

10.20*	Modification Agreement between Seawright Holdings, Inc. and Theodore Kanakis dated April 30, 2012.

21	Subsidiaries of the Registrant (6)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

____________________________

* Filed herewith.

(1)	Incorporated by reference from Form 8-K as filed with the SEC on October 24, 2003.

(2)	Incorporated by reference from exhibit 4(i) of Form 10-QSB as filed with the SEC on May 23, 2005.

(3)	Incorporated by reference from Form 8-K as filed with the SEC on June 30, 2005.

(4)	Incorporated by reference from Registration Statement on Form SB-2 as filed with the SEC on July 17, 2006.

(5)	Incorporated by reference from Form 8-K as filed with the SEC on October 11, 2006.

(6)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on June 14, 2011.
(7)	Incorporated by reference from Registration Statement on Form S-8 filed with the SEC on March 14, 2012, File No. 333-180111.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012

Seawright Holdings, Inc.

a Delaware Corporation

By:      /s/ Joel Sens

Name: Joel Sens

Title:   Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2012

By:      /s/ Joel Sens

Name: Joel Sens

Title:   Chief Executive Officer,

President, Treasurer

(principal financial and

accounting officer) and

Director

SEAWRIGHT HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

AND PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION)

TO DECEMBER 31, 2011

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-3 - F-4

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2011	F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From October 14, 1999 (Date of Inception) Through December 31, 2011	F-7 – F-11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period From October 14, 1999 (Date of Inception) Through December 31, 2011	F-12 - F-14

Notes to the Consolidated Financial Statements	F-15 - F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seawright Holdings, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Seawright Holdings, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011 and for the period from October 14, 1999 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from October 14, 1999 (date of inception) to December 31, 2010 were not audited by us. Those statements were audited by other auditors whose report, dated September 29, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from October 14, 1999 (date of inception) to December 31, 2010 reflect a net accumulated deficit of $8,947,362. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from October 14, 1999 (date of inception) through December 31, 2010, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seawright Holdings, Inc and its wholly owned subsidiaries (a development stage company) as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, and for the period from October 14, 1999 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $9,846,663 since inception. In addition, as of December 31, 2011 the Company’s current liabilities exceed its current assets by $3,298,330. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella Milone and LaSaracina LLP

Glastonbury, Connecticut

May 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seawright Holdings, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Seawright Holdings, Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010 and from October 14, 1999 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seawright Holdings, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for each of the year ended December 31, 2010 and the period from October 14, 1999 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

September 29, 2011

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Capitalized financing costs	$5,000	$18,757
Total current assets	5,000	18,757

Property and equipment, net	1,202,519	1,233,520

Other assets	29,542	30,214

Total assets	$1,237,061	$1,282,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$1,857
Accounts payable and accrued expenses	1,088,503	566,897
Convertible notes payable, net of debt discount	60,000	47,253
Notes payable, current portion	1,914,827	1,800,775
Notes payable due to related parties, current portion	190,000	65,000
Put liability	-	150,000
Other liabilities	50,000	50,000
Total current liabilities	3,303,330	2,681,782

Long-term liabilities:
Note payable due to related party, long term	-	125,000
Derivative liability	5,474	950
Total liabilities	3,308,804	2,807,732

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 14,348,399 shares issued and outstanding as of December 31, 2011 and 2010	14,348	14,348
Common shares to be issued	36,896	36,896
Additional paid in capital	7,735,120	7,585,120
Due from officer	(11,444)	(214,243)
Accumulated deficit during development stage	(9,846,663)	(8,947,362)
Total stockholders' deficit	(2,071,743)	(1,525,241)

Total liabilities and stockholders' deficit	$1,237,061	$1,282,491

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			October 14, 1999
			(date of inception)
	Year ended December 31,		through
	2011	2010	December 31, 2011

Revenue, net	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	374,911	479,409	6,813,364
Impairment of trade name	-	-	19,529
(Gain) loss on sale of trading securities	-	-	(37,356)
Depreciation and amortization	31,001	14,764	110,487
	405,912	494,173	6,906,024

Operating loss	(405,912)	(494,173)	(6,886,413)

Other income (expense):
Other income	-	-	62,302
Gain on sale of property	-	-	1,480,996
Gain on settlement of debt	-	786,133	1,593,236
(Loss) gain on change in fair value of debt derivative	(4,524)	37,366	32,842
Interest expense, net	(488,865)	(644,448)	(6,121,527)

Total other (expense) income	(493,389)	179,051	(2,952,151)

Loss from continuing operations before income taxes and discontinued operations	(899,301)	(315,122)	(9,838,564)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(899,301)	(315,122)	(9,838,564)

Income from discontinued operations	-	-	16,901

Net loss	(899,301)	(315,122)	(9,821,663)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(899,301)	$(315,122)	$(9,846,663)

Loss per common share, basic and fully diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	14,348,399	13,631,276

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

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

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock:		Common Stock:		Shares to be issued		Additional Paid in	Due from	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription	Stage	Total
Balance forward	—	$—	5,368,000	$5,368	—	$—	$183,652	$—	$—	$(715,946)	$(526,926)
Net loss	—	—	—	—	—	—	—	—	—	(357,588)	(357,588)
Balance, December 31, 2002	—	—	5,368,000	5,368	—	—	183,652	$—	—	(1,073,534)	(884,514)
Preferred stock issued in exchange for cash at $5.00 per share	55,000	55	—	—	—	—	274,945	—	—	—	275,000
Stock options issued in exchange for services rendered	—	—	—	—	—	—	5,276	—	—	—	5,276
Net income	—	—	—	—	—	—	—	—	—	506,846	506,846
Balance, December 31, 2003	55,000	55	5,368,000	5,368	—	—	463,873	—	—	(566,688)	(97,392)
Preferred stock cancelled in exchange for stock options exercised at $0.5625 per share	(5,000)	(5)	160,000	160	—	—	64,845	—	—	—	65,000
Common stock issued on April 8, 2004 in exchange for cash at $0.30 per share	—	—	300,000	300	—	—	89,700	—	—	—	90,000
Common stock issued and subscribed in connection with private placement	—	—	2,404,978	2,405	—	—	1,359,491	—	25,581	—	1,387,477
Conversion of preferred stock to common stock	(50,000)	(50)	500,000	500	—	—	(450)	—	—	—	—
Preferred stock dividend	—	—	50,000	50	—	—	24,950	—	—	(25,000)	—
Warrants issued to consultants in exchange for services rendered	—	—	—	—	—	—	545,460	—	—	—	545,460
Beneficial conversion feature of convertible debentures	—	—	—	—	—	—	274,499	—	—	—	274,499
Value of warrants attached to convertible debentures	—	—	—	—	—	—	187,123	—	—	—	187,123
Due from officer	—	—	—	—	—	—	—	(144,006)	—	—	(144,006)
Reclassification of equity to liability upon issuance of put agreement	—	—	—	—	—	—	(90,000)	—	—	—	(90,000)
Net loss	—	—	—	—	—	—	—	—	—	(331,449)	(331,449)
Balance, December 31, 2004	—	$—	8,782,978	$8,783	—	$—	$2,919,491	$(144,006)	$25,581	$(923,137)	$1,886,712

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Due From	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription	Stage	Total
Balance forward	—	$—	8,782,978	$8,783	—	$—	$2,919,491	$(144,006)	$25,581	$(923,137)	$1,886,712
Common stock issued in connection with common stock subscribed in connection with private placement	—	—	54,998	55	—	—	25,526	—	(25,581)	—	—
Common stock issued in connection with private placement	—	—	37,500	38	—	—	25,150	—	—	—	25,188
Fractional shares- return of proceeds	—	—	—	—	—	—	(13)	—	—	—	(13)
Beneficial conversion feature of convertible debentures	—	—	—	—	—	—	5,708	—	—	—	5,708
Value of warrants attached to convertible debentures	—	—	—	—	—	—	3,020	—	—	—	3,020
Expiration of put agreement	—	—	—	—	—	—	90,000	—	—	—	90,000
Repayment of due from officer	—	—	—	—	—	—	—	89,500	—	—	89,500
Net loss	—	—	—	—	—	—	—		—	(1,116,048)	(1,116,048)
Balance, December 31, 2005	—	—	8,875,476	8,876			3,068,882	(54,506)	—	(2,039,185)	984,067
Common stock issued on May 1, 2006 in exchange for cash at $0.45 per share	—	—	199,998	200	—	—	89,800	—	—	—	90,000
Repayment of due from officer	—	—	—	—	—	—	—	54,505	—	—	54,505
Stock options issued to consultants in exchange for services rendered	—	—	—	—	—	—	38,490	—	—	—	38,490
Common stock issued on September 1, 2006 in exchange for cash at $0.45 per share	—	—	20,000	20	—	—	8,980	—	—	—	9,000
Due from officer	—	—	—	—	—	—	—	(42,951)	—	—	(42,951)
Reacquisition of cancellation of shares	—	—	(160,000)	(160)	—	—	(81,440)	—	—	—	(81,600)
Net loss	—	—	—	—	—	—	—	—	—	(1,785,386)	(1,785,386)
Balance, December 31, 2006	—	$—	8,935,474	$8,936	—	$—	$3,124,712	(42,952)	$—	$(3,824,571)	$(733,875)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Due From	Common Stock	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription	Stage	Total
Balance forward	$—	$—	8,935,474	$8,936	—	$—	$3,124,712	$(42,952)	$—	$(3,824,571)	$(733,875)
Common stock issued in connection with put agreements for cash		—	243,542	244	—	—	341,274	—	—	—	341,518
Common stock issued in connection with put agreements, conversion of notes		—	756,459	756	—	—	778,796	—	—	—	779,552
Fair value of incremental consideration in connection with induced conversion		—	—	—	—	—	1,215,416	—	—	—	1,215,416
Common stock issued in connection with exercise of warrants		—	594,724	594	—	—	347,912	—	—	—	348,506
Common stock issued in connection with financing incentive		—	340,000	340	—	—	174,810	—	—	—	175,150
Repayment of due from officer		—	—	—	—	—	—	42,952	—	—	42,952
Common stock issued in connection with converted notes payable		—	2,628,200	2,628	13,407	11,396	1,583,125	—	—	—	1,597,149
Common stock issued in exchange for services rendered at $0.50 per share		—	100,000	100	—	—	49,900	—	—	—	50,000
Net loss		—	—	—	—	—	—	—	—	(3,952,959)	(3,952,959)
Balance, December 31, 2007		$—	13,598,399	$13,598	13,407	$11,396	$7,615,945	$—	$—	$(7,777,530)	$(136,591)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock:		Preferred Stock:		Shares to be issued		Paid in	Due From	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription	Stage	Total
Balance forward	—	$—	13,598,399	$13,598	13,407	$11,396	$7,615,945	$—	$—	$(7,777,530)	$(136,591)
Due from officer	—	—	—	—	—	—	—	(648,379)	—	—	(648,379)
Common stock to be issued in connection with issuance of notes payable	—	—	—	—	100,000	25,500	—	—	—	—	25,500
Net Income	—	—	—	—	—	—	—	—	—	152,322	152,322
Balance, December 31, 2008	—	—	13,598,399	13,598	113,407	36,896	7,615,945	(648,379)	—	(7,625,208)	(607,148)
Due from officer	—	—	—	—	—	—	—	(18,568)	—	—	(18,568)
Net loss	—	—	—	—	—	—	—	—	—	(1,007,032)	(1,007,032)
Balance, December 31, 2009	—	—	13,598,399	13,598	113,407	36,896	7,615,945	(666,947)	—	(8,632,240)	(1,632,748)
Common stock issued in settlement of debt	—	—	750,000	750	—	—	119,175	—	—	—	119,925
Issuance of put agreement	—	—	—	—	—	—	(150,000)	—	—	—	(150,000)
Repayment of due from officer	—	—	—	—	—	—	—	452,704	—	—	452,704
Net loss	—	—	—	—	—	—	—	—	—	(315,122)	(315,122)
Balance, December 31, 2010	—	—	14,348,399	14,348	113,407	36,896	7,585,120	(214,243)	—	(8,947,362)	(1,525,241)
Expiry of put agreement	—	—	—	—	—	—	150,000	—	—	—	150,000
Repayment of due from officer	—	—	—	—	—	—	—	202,799	—	—	202,799
Net loss	—	—	—	—	—	—	—	—	—	(899,301)	(899,301)
Balance, December 31, 2011	—	$—	14,348,399	$14,348	113,407	$36,896	$7,735,120	(11,444)	$—	$(9,846,663)	$(2,071,743)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period From October 14, 1999 (date of inception) through
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(899,301)	$(315,122)	$(9,821,663)
Income from discontinued operations	-	-	(16,901)
Net loss from continuing operations	(899,301)	(315,122)	(9,838,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,001	14,764	110,486
Amortization of debt discounts	12,747	25,569	799,617
Amortization of deferred financing costs	21,257	20,102	1,152,035
Write off of investment in land purchase option	-	100,000	215,500
Penalties and fees charged in connection with loan settlements, net	-	-	3,882
Fair value of consideration with induced note payable conversions	-	-	1,215,417
Loss (gain) on change in fair value of derivative	4,524	(37,366)	(32,842)
Interest expense financed through issuance of note payable	92,374	208,684	341,058
Accretion of interest on trade name liability	-	2,640	20,938
Gain on sale of property	-	-	(1,480,996)
Gain on settlement of debt	-	(786,133)	(1,593,236)
Financing expense attributable to conversion of stock options to common stock		-	1,500
Common stock issued to founders		-	5,020
Common stock issued as financing incentives	-	-	47,650
Common stock issued in exchange for services rendered	-	-	95,000
Common stock issued for interest and penalties	-	-	216,649
Impairment of trade name	-	-	19,529
Expenses paid by officer on behalf of Company	82,535	14,539	97,074
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in:
Marketable securities-trading	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaid and other assets	-	-	(79,821)
Accounts payable and accrued expenses	654,863	14,421	2,436,295
Net cash used in continuing operating activities	-	(737,902)	(6,254,683)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	-	(737,902)	(6,237,782)

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period From October 14, 1999 (date of inception) Through
	2011	2010	December 31, 2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net	-	-	2,445,996
Investment in land purchase option	-	(100,000)	(215,501)
Purchase of property, plant and equipment	-	-	(1,000,873)
Net cash (used in) provided by investing activities	-	(100,000)	1,229,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	1,857	1,857
Proceeds from sale of common stock, net	-	-	2,006,683
Proceeds from notes payable, net of repayments	-	616,200	1,069,388
Proceeds from related party loans, net of repayments	-	182,500	182,500
Proceeds from line of credit, net of repayments	-	-	583,571
Proceeds from issuance of convertible notes, net	-	20,000	1,102,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	-	348,506
Contribution made by (return of contributed capital to) shareholders	-	16,765	(650,196)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by financing activities	-	837,322	5,008,160

Net decrease in cash and cash equivalents	-	(580)	-

Cash and cash equivalents, beginning of period	-	580	-

Cash and cash equivalents, end of period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period From October 14, 1999 (date of inception) Through
	2011	2010	December 31, 2011

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$466,900	$1,951,963
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable and accrued interest	$-	$59,963	$761,515
Common stock issued in exchange for convertible notes payable and accrued interest	$-	$59,963	$1,507,067
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Notes payable and accrued interest settled by officer	$-	$421,400	$421,400
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$14,178	$-	$85,591
Notes payable issued in connection with capital expenditures	$-	$125,000	$1,325,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these consolidated financial statements

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2011, the Company has accumulated losses of $9,846,663.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. To date revenues have been minimal

Cash and Cash Equivalents

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

DECEMBER 31, 2011 AND 2010

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to debt costs.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share have been calculated based upon the weighted average number of common shares outstanding. The Company excluded 447,219 and 246,395 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the years ended December 31, 2011 and 2010, respectively.

Reliance on Key Personnel and Consultants

Mr. Joel Sens is presently the Company's sole employee and is employed without any formal contract establishing terms of employment or compensation. The Company is therefore dependent upon Mr. Sens, who works for the Company as an at will employee, with respect to the Company's operations and management. If Mr. Sens is unable to devote substantial time and attention to the Company's operations for whatever reason or decides to change his employment, the Company's business will be materially and adversely affected.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Stock based compensation

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense in the amount of $-0-, $-0-, and $338,136, respectively, for the years ended December 31, 2011 and 2010, and for the period from October 14, 1999 (date of inception) through December 31, 2011.

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform to current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Recent Accounting Pronouncements

There were various updates recently issued, the adoptions of the updates are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2011, the Company incurred a net loss of $899,301, had accumulated deficit since its inception from October 14, 1999 through December 31, 2011 in the amount of $9,846,663, and used $6,237,782 in cash for operating activities from its inception through December 31, 2011. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Major classes of property and equipment at December 31, 2011 and 2010 consisted of the following:

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

 NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

	2011	2010
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(90,955)	(59,954)
	$1,202,519	$1,233,520

Depreciation expense was $31,001, $14,764, and $110,487 for the years ended December 31, 2011, 2010, and for the period from October 14, 1999 (date of inception) through December 31, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS AND RELATED LIABILITIES

In June 2005, the Company purchased intellectual property including trademarks, service marks, trade dress, trade names, brand names, designs and logos as well as formulas for flavored sparkling waters and teas from a competitor. Under the terms of the agreement, the Company paid a purchase price of $10,000 with royalties to be paid for the first 4,000,000 cases of bottled water or tea sold under the trademarks. As of the fifth anniversary of the effective date of the purchase, if the Company has not sold 4,000,000 cases of product under the trademark, the seller shall be entitled to a payment of $50,000 less any royalties previously paid under the agreement. The royalty payable under this intangible was $50,000 at December 31, 2011 and 2010.

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

DECEMBER 31, 2011 AND 2010

NOTE 5 – LAND PURCHASE OPTIONS (Continued)

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

On September 30, 2008, Knox Minerals and the Option Holders entered into a Fourth Amendment to the Assignment Agreement, under which the parties agreed that the due diligence period would be extended to October 31, 2008 in consideration for an additional extension fee of $31,000, that 50% of the extension fee of $31,000 would be credited against the purchase price, and that Knox Minerals had the option to extend the due diligence period to December 31, 2008 provided it notified the Option Holders in writing that it was exercising said option prior to October 31, 2008 and paid the Option Holders an additional extension fee of $61,000. The Company paid the extension fees of $31,000 which extended the option through October 31, 2008, the $61,000 extension fees was not paid as the Fifth Amendment to the Assignment Agreement was entered into (see below) on October 31, 2008. The Company accounted for $15,500 (50% of the extension fee of $31,000 paid) as other noncurrent assets as of December 31, 2008.

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

DECEMBER 31, 2011 AND 2010

NOTE 5 – LAND PURCHASE OPTIONS (Continued)

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

Subsequent to the date of the financial statements, the Company received 10,000,000 common shares of NGEC in full settlement of the $600,000 promissory note, which represents more than 20% of the outstanding shares of NGEC (see Note 17).

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs associated with the Company’s convertible and various notes payable are deferred and amortized over the life of the loan. Deferred financing costs consisted of the following at December 31:

	2011	2010
Deferred financing costs	$1,157,035	$1,149,535
Less - accumulated amortization	(1,152,035)	(1,130,778)
	5,000	18,757
Less - current portion	(5,000)	(18,757)
Deferred financing costs - long-term	$-	$-

Amortization expense on deferred financing costs was $21,257, $20,102 and $1,152,035 for the years ended December 31, 2011 and 2010, and for the period from October 14, 1999 (date of inception) through December 31, 2011, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 are as follows:

	2011	2010
15% per annum note payable due to Charter House, LLC, monthly interest payments, principal due June 8, 2008, collateralized by land. The note and unpaid accrued interest was settled in May 2010 with a new principal of $375,000, interest at 21% per annum (default rate at 24% per annum). The lender added an additional aggregate of $243,700 to the principal ($45,000 in November 2010, $45,000 in May 2011 and $153,700 in November 2011) when interest and principal payment to Kent Carr loan was made on behalf of the Company. The Company became in default after December 31, 2010 upon the expiration of a forbearance agreement.	$618,700	$420,000

7% per annum note payable due to Theodore J. Kanakis, due on or before July 1, 2008, uncollateralized. The note and unpaid accrued interest was settled in January 2010, with partial repayment made by the Company’s officer, resulted in a new principal of $150,000 that is subject to adjustment in accordance with gold price. At December 31, 2011 and December 31, 2010, the adjusted principal amount is $203,235 and $189,000, respectively, and the Company was in default.	203,235	189,000

6% per annum note payable due to related party, Next Generation Energy Corporation due March 25, 2012, uncollateralized	125,000	125,000

12% per annum (default rate 18%) note payable due to Kent Carr, originally due November 1, 2011 and extended to April 30, 2012, collateralized by land	650,000	750,000

Noninterest bearing notes payable due to related party, Next Generation Energy Corporation, due on demand, uncollateralized	47,500	47,500

15% per annum (default rate 24%) note payable due to Pierre Palian (assigned to Charter House LLC), due October 13, 2008, collateralized by land; The Company became in default after December 31, 2010 upon the expiration of a forbearance agreement.	375,000	375,000

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7 – NOTES PAYABLE (Continued)

 (Continued)

	2011	2010
6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The Company was in default under the terms of the note agreement at December 31, 2011 and December 31, 2010.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	20,592	19,475

Noninterest bearing note payable due to related party, Next Generation Energy Corporation, due on demand, uncollateralized	17,500	17,500
Total	2,104,827	1,990,775
Less: notes payable, current portion	(1,914,827)	(1,800,775)
Less: notes payable due to related party, current portion	(190,000)	(65,000)
Note payable due to related party– long term	$-	$125,000

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

On May 10, 2010, the Company repaid the $135,000 note in full and the Company and Charter House, LLC entered into a forbearance agreement with regards to the outstanding liability related to the $283,000 loan. The unpaid principal, accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Charter House, LLC agreed not to exercise any remedies under the note until December 31, 2010. The new principal amount was agreed to be $375,000 with interest rate agreed to be 21% per annum.  The Company recorded additional interest and financing expense in the amount of $124,684 in connection with the settlement. The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $51,478.  The forbearance agreement defined the default rate of interest as 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. If the Company fails to make payment in full of the amount due on or before December 31, 2010, a late charge of 10% of such payment will be added to the amount due. The Company did not repay the loan as of December 31, 2010 and is in default. In November 2010 and May 2011, Charter House paid interest of $45,000 to Kent Carr on behalf of the Company and in November 2011, Charter House paid $153,700 representing $100,000 of principal, $45,000 of interest, $7,500 of financing costs, and $1,200 of other expenses respectively, to Ken Carr on behalf of the Company. As a result, the principal amount due to Charter House is $618,700 and $420,000 at December 31, 2011 and 2010, respectively.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7 – NOTES PAYABLE (Continued)

Theodore J. Kanakis Loan

On March 30, 2007, Theodore J. Kanakis (“Kanakis”) loaned the Company $300,000 pursuant to an unsecured promissory note bearing interest at 7% per annum and due July 1, 2008.  The Company made partial repayment of this note during the year ended December 31, 2008, with the remaining unpaid principal balance of $187,530 at December 31, 2008. On January 15, 2010, the Company entered into a settlement agreement with Kanakis with regards to the outstanding loan balance and unpaid accrued interest. In connection with the settlement, the President of Company repaid Kanakis on behalf of the Company with gold coins of his own, with a value of $105,000 agreed by Kanakis, and the remaining balance was converted to a new promissory note in the amount of $150,000. The promissory note dated January 15, 2010 was secured by a subordinate lien on real estate of the Company.

The note entitled the Company to satisfy the entire amount due under the note by a payment of $125,000 on or before March 30, 2010.  If the note is not paid by March 30, 2010, interest began to accrue on the note at the rate of 1% per month, with monthly interest payments being due on the 5th day of each month.  In addition, note provided that if the price of gold increased by more than 10% from the date of execution of the note, the principal amount due on the note would increase by the same percentage that the price of gold increased.  The note was due and payable on December 31, 2010.  In addition, Mr. Kanakis granted Mr. Sens an option to purchase 500,000 shares (the “Option Shares”) of the Company’s common stock owned by Mr. Kanakis for $51,000. The principal amount of the note was adjusted to $203,235 and $189,000 as of December 31, 2011 and 2010, respectively, in accordance of the gold price clause. The increase of $14,535 and $39,000 in the principal amount during the year ended December 31, 2011 and 2010, respectively, was charged to interest expense.

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

DECEMBER 31, 2011 AND 2010

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

On November 10, 2010, Amicus agreed to convert the $140,000 note and total unpaid accrued interest of $10,000 into 375,000 shares of the Company’s common stock.  Amicus has the right, until March 30, 2011 (subsequently extended to December 31, 2011), to put any of the shares back to the Company for cash in the amount of $0.40 per share. The note was converted and the common shares were issued to Amicus in December 2010 in settlement of this note and unpaid accrued interest. The Company recognized gain of $90,038 during the year ended December 31, 2010 in connection with the settlement as a result of the difference between of agreed conversion price of $0.40 per share and the market value of approximately $0.16 per share at the time of the settlement. The Company recorded put liability in the amount of $150,000 as part of the settlement. On December 31, 2011, upon the expiration of the put agreement, the Company reclassified the $150,000 liability to equity.

Pierre Palian Loan

On April 14, 2008, the Company issued a note to Pierre Palian in the amount of $375,000.  The note bore interest at 15% per annum, and matured on October 13, 2008.  The note was secured by a lien on certain real estate of the Company in Augusta County, Virginia.  The note was guaranteed by Mr. Sens.

On May 5, 2010, the Company and Mr. Palian entered into a forbearance agreement with regards to the outstanding liability. The unpaid accrued interest, penalty and fees were partially repaid by the Company pursuant to the agreement, and Mr. Palian agreed not to exercise any remedies under the note until December 31, 2010, and increased the interest rate under the note to 21% per annum.  The Company also prepaid interest that would accrue under the note from May 10, 2010 to December 31, 2010 in the amount of $48,972.  The forbearance agreement also increased the default rate of interest to 24% per annum, and provided that a default on a note to Kent Carr in the amount of $750,000 (see below) would constitute a default under the note. The Company did not repay the loan as of December 31, 2011 and is in default. On April 4, 2011, Pierre Palian assigned this note to Charter House LLC, and Charter House LLC became the owner and holder of this note.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7 – NOTES PAYABLE (Continued)

Kent Carr Loan Transaction

On May 5, 2010, the Company issued a note to Kent Carr in the amount of $750,000 secured by a first lien on certain real estate property of the Company in Augusta County, Virginia. The note bore interest at 12% per annum and was due on November 1, 2011. The proceeds of the note were used to partially repay indebtedness to Charter House, LLC and Pierre Palian, and miscellaneous fees and charges.  As part of the transaction, Charter House, LLC and Mr. Palian subordinated their first mortgage on certain property of the Company in Augusta County, Virginia to the mortgage lien of Mr. Carr.

On November 30, 2011, the Company and Mr. Carr agreed to provide three extensions on the due date of the note with the conditions that to extend to April 30, 2012 (the first extension); the Company made a principal payment of $100,000, pay an extension fee of $7,500 pay all interest due through October 31, 2011, and other expense of $1,200. As described above, Charter House paid an aggregate of $153,700 on Company's behalf. To extend to October 30, 2012 (the second extension), the Company must, by May 1, 2012, pay all accrued interest through April 30, 2012, payment of principal of $100,000 and pay an extension fee of 1% of the outstanding principal balance. In addition, to extend to April 30, 2013 (the third extension), the Company must, by November 1, 2012, pay all accrued interest through October 30, 2012, payment of principal of $100,000 and pay an extension fee of 1% of the outstanding balance.

Next Generation Energy Corporation and related Parties

On March 25, 2010, the Company through its wholly owned subsidiary, Knox Minerals, entered into a Real Estate Purchase Option (the “2010 Option”) with the Option Holders, under which Knox Minerals agreed to pay the Option Holders $100,000 for an option to purchase the oil and gas (including coal bed methane) rights under the Knox Land for an aggregate price of $1,575,000.  The option period was 120 days, except that Knox Minerals had the right to extend the closing date for four additional 30 day periods upon payment of $25,000 for each period. Next Generation Media Corp., n/k/a Next Generation Energy Corp. (“NGEC”), loaned the Company $125,000, of which $100,000 used by Knox Minerals to make the initial option payment to the Option Holders and the remaining $25,000 was used to pay a brokerage commission due to a broker who arranged the 2010 Option (see Note 5).  NGEC’s loan is evidenced by a promissory note dated March 25, 2010 in the principal amount of $125,000 that is payable in full with interest at 6% per annum for a term of twenty-four months after the date of the note. In May 2010, the President of the Company became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC.

NGEC also advanced the Company an aggregate of $65,000 as of December 31, 2011 and 2010for working capital purpose. The advances are non-interest bearing and due on demand.

Miscellaneous Notes

On September 30, 2008, the Company issued a $47,300 note payable with 6% per annum interest due November 15, 2008, secured by personal guarantee of Mr. Sens.  The note was issued to a vendor to settle an account payable due to the vendor. The Company is in default under the terms of the note agreement.

In January 2008, the Company borrowed against the cash value of the life insurance policy of the President of the Company. Interest is approximately at 6% per annum. Total amount of borrowing at December 31, 2011 and 2010 was $20,593 and $19,475, respectively.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

During the year ended December 31, 2007 the Company offered additional consideration on the convertible debt in an effort to induce conversion.  The majority of converting note holders agreed to a conversion rate of one share of common stock for each $0.60 of principal and unpaid interest accrued through the closing date while the minority of converting note holders retained the original conversion rate of one share of common stock for each $0.85 of principal and unpaid interest accrued through the closing date.  All converting note holders received an additional six months of interest at the rate of 11% per annum.  The Company accounted for the conversion in accordance with ASC 470-20 by recognizing an expense of $1,215,417 which is equal to the excess of the fair value of the additional consideration issued pursuant to the original conversion terms.  The note holders agreed to convert a total of $1,458,500 of convertible notes and accrued interest of $138,649 into 2,641,611 shares of common stock. The Company issued 2,628,204 shares of common stock as of December 31, 2007, with the remaining 13,407 shares of common stock accounted for as stock to be issued. The remaining unpaid balance of the convertible debt is $40,000 at December 31, 2011 and 2010. All debt discount and financing costs related to the convertible debt had been amortized in full upon the maturity of the debt in September 2009.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8 – PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

The Company is in default under the terms of the note. The Company has identified embedded derivatives related to the convertible promissory note entered into on October 26, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible promissory note and to fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value $38,316 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial  Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	279.98%
Risk free rate:	0.17%

The initial fair value of the embedded debt derivative of $38,316 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($18,316) charged to interest expense for the year ended December 31, 2010. During the year ended December 31, 2011, the Company amortized and charged $12,747 of the debt discount to interest expense.

A summary of convertible promissory notes payable at December 31, 2011 and 2010 are as follows:

	2011	2010
Convertible notes payable (“Convertible Notes”); 11% per annum; matured in September 2009; note holder has the option to convert unpaid note principal and interest to the Company’s common stock at $0.85 per share.	$40,000	$40,000
Convertible promissory note – 12% per annum, due April 26, 2011, net of unamortized debt discount of $-0- and $12,747 at December 31, 2011 and December 31, 2010, respectively	20,000	7,253
Total	$60,000	$47,253
Less: current portion	(60,000)	(47,253)
Convertible Note- long term portion	$-	$-

NOTE 9 – DERIVATIVE LIABILITY

As described in Note 8 above, on October 26, 2010, the Company issued a 12% convertible promissory note that contained embedded derivatives.  The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the convertible promissory note in the amount of $38,316 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The Company recorded a (loss) gain on change in fair value of derivative liability of $(4,524) and $37,366 for the years ended December 31, 2011 and 2010, respectively.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 9 – DERIVATIVE LIABILITY (Continued)

The fair value of the derivative liability at December 31, 2011 was determined using the Binomial Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	425.25%
Risk free rate:	0.06%

At December 31, 2011 and 2010, the derivative liability valued at $5,474 and $950, respectively, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – STOCKHOLDERS EQUITY

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of December 31, 2011 and 2010, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2011 and 2010, there were 14,348,399 shares of common stock issued and outstanding.

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

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 – STOCKHOLDERS EQUITY (Continued)

On November 10, 2010, Amicus Funding, Inc. converted $140,000 debt and total unpaid accrued interest of $10,000 into 375,000 shares of the Company’s common stock (see Note 7). In connection with this transaction, Amicus has the right, until March 30, 2011 (subsequently extended to December 31, 2011), to put any of the shares back to the Company for cash in the amount of $0.40 per share. The note was converted and the common shares were issued to Amicus in December 2010.  As such, the Company recorded a potential liability of $150,000 at the date of inception. At December 31, 2011, at the expiry of the put agreement, the Company reclassified the liability to equity.

Issuances

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

DECEMBER 31, 2011 AND 2010

NOTE 10 – STOCKHOLDERS EQUITY (Continued)

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

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 – STOCKHOLDERS EQUITY (Continued)

During the year ended December 31, 2007, the Company issued an aggregate of 594,720 shares of common stock as a result of the exercise of 175,000 stock options and 594,921 warrants.  The options and warrants had exercise prices ranging $0.56 to $0.85 per share.  The Company received total proceeds of $348,506.  The 175,000 options exercised were one option for one share of common stock, and 921.17 warrants exercised were one warrant for 300 shares of common stock and 594,000 warrants exercised on a cashless basis in exchange for 143,370 shares of common stock (see Note 10).

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

During the year ended December 31, 2008, the Company agreed to issue an aggregate of 100,000 shares of common stock in connection with issuance of notes payable.  The fair value of the common shares amounted $25,500 was accounted for as a debt discount and amortized over the term of the notes. Interest expense of $25,500 was charged to operations during the year ended December 31, 2008. The common shares had not been issued as of December 31, 2011 and were accounted for as common stock to be issued.

During the year ended December 31, 2010, the Company issued an aggregate 750,000 shares of its common stock in connection with conversion of debt (see Note 7 and Note 15). The common shares issued settled debt and accrued interest in the amount of $300,000. The Company recorded gain of $180,075 from settlement of debt which was resulted from the difference between the conversion price of $0.40 per share and the fair market value of approximately $0.16 per share at the time of settlement.

Options and warrants

As of December 31, 2011 and 2010, the Company did not have any options or warrants outstanding.

NOTE 11 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s President, Joel Sens, has advanced funds to the Company for working capital purposes.  At times the total payment the Company repaid to the Company’s’ President and (or) the funds the President of the Company withdrew exceeded the total balance due.  Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet is presented as a deduction from stockholders’ equity (deficit). This is also consistent with Rule 5-02.30 Regulation S-X of the Code of Federal Regulations.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2009, the overpayment balance to the Company's President was $666,947. As described in Note 7, during the year ended December 31, 2010 Mr. Sens allowed Mr. Kanakis to retain a coin collection provided by Mr. Sens, valued at $105,000, in settlement of the Company’s liability due to Mr. Kanakis. In addition, Mr. Sens provided 791,000 shares of the Company’s common stock that he personally owned to American Marketing and Capital, Inc. (“AMC”) in settlement of $316,400 of the Company’s liability due to AMC (Note 15).  Other net advances that Mr. Sens provided to the Company during the year ended December 31, 2010 was $16,765. In addition, Mr. Sens paid expenses in the amount of $14,539 on behalf of the Company. The aggregate contribution of $452,704 to the benefit of the Company was accounted for as repayment of due from officer. As of December 31, 2010, the balance due from officer was $214,243.

During the year ended December 31, 2011, the aggregate contribution to the benefit of the Company by Mr. Sens, was $202,799, which was accounted for as repayment of due from officer. As of December 31, 2011, the balance due from officer was $11,444.

As described in Note 7, the Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

As of December 31, 2011 and 2010, the Company was  indebted to Next Generation Energy Corp. (“NGEC”) for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 5 and Note 7).  As of December 31, 2011 and 2010, the Company was indebted to NGEC for an aggregate of $65,000, which loan is non-interest-bearing and due on demand. In May 2010, Mr. Sens became an officer and director of NGEC, and in October 2010 became a significant shareholder of NGEC. Interest expense to related parties for the year ended December 31, 2011 and 2010 was $7,500 and $5,774, respectively.

As described in Note 5, on April 16, 2010 Knox Minerals entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under the 2010 Option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum. The Company has not netted the $125,000 loan from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. Furthermore, the Company did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  The Company will account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs. Subsequent to the date of the financial statements, the Company received 10,000,000 common shares of NGEC in full settlement of the $600,000 promissory note which represents more than 20% of the outstanding shares of NGEC (see Note 17).

NOTE 12 – accounts payable and accrued expenses

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010
Accounts payable and accrued expenses	$335,934	$229,522
Accrued interest	477,582	131,355
Payroll taxes related liabilities	274,987	206,020
Total	$1,088,503	$566,897

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 13 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The federal and state income tax provision (benefit) for December 31, 2011 and December 31, 2010 consists of the following:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total provision (benefit)	$-	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2011 and December 31, 2010:

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

	2011	2010
Current deferred income tax assets before valuation allowance:
Basis difference in note payable	20,708	15,171
	20,708	15,171
Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	2,782,119	2,452,987
Capital loss carryforwards	83,830	83,830
Fixed assets	5,105	-
Intangible assets	8,526	9,539
	2,879,580	2,546,356
Total deferred income tax assets before valuation allowance	2,900,288	2,561,527
Less valuation allowance	(2,900,288)	(2,552,220)
Total deferred income tax assets	0	9,307
Long-term deferred income tax liabilities:	$-
Beneficial conversion feature	$(4,348)
Fixed assets	(4,959)
	-	(9,307)
Total deferred income tax liabilities	-	(9,307)
Net deferred income tax assets	$0	$-

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

As of December 31, 2011, the Company had approximately $7,151,975 of federal and state loss carryforwards which expire at various dates through fiscal year 2031. As of December 31, 2010, the Company had approximately $6,305,877 and of federal and state loss carryforwards which expire at various dates through fiscal year 2030.

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate is as follows:

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

	2011	2010

U.S. federal statutory income tax rate	35.0%	35.0%
Derivative liability	(0.2)	4.2
Other	-	4.0
Stock option cancellation	-	(224.9)
State taxes, net of federal benefit	3.9	(20.3)
Increase in valuation allowance	(38.7)	202.0
Effective income tax rate	0.0%	0.0%

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, and in Virginia. The Company has not filed its tax returns since year ended December 31, 2007. All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

As of December 31, 2011, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 15 – INVESTMENT AGREEMENT AND LINE OF CREDIT (Continued)

On May 5, 2010 AMC settled and converted the old outstanding principal amount of $700,427 together with unpaid accrued interest of $343,802 into a Convertible Note in the principal amount of $440,000.  The Company recognized gain from settlement of debt in the amount of $604,229. The Convertible Note was due on October 30, 2010, bore interest at 6% per annum, and was convertible into the Company’s common stock at $0.40 per share.  In November 2010, the Company and AMC entered into an agreement under which AMC converted all principal and interest due under the Convertible Note, which was $466,400, into 1,166,000 shares of the Company’s common stock.  Of the shares issued to AMC, 375,000 shares were issued by the Company in December 2010 (Note 10) and 791,000 shares were provided by Mr. Sens. The common shares provided by Mr. Sens settled $316,400 of the Company’s liability due to AMC, and was accounted for as contributed capital to the Company (Note 11).

NOTE 16 – FAIR VALUE

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

DECEMBER 31, 2011 AND 2010

NOTE 16 – FAIR VALUE (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of debt derivative liabilities.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(5,474)	$(5,474)
Total	$-	$-	$(5,474)	$(5,474)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

Convertible Debt Derivative
Balance, December 31, 2010	$950
Total gains:
Initial fair value of debt derivative at note issuance
Mark-to-market at December 31, 2011:
- Debt Derivative	4,524
Balance, December 31, 2011	$5,474

Net loss for the year included in earnings relating to the liabilities held at December 31, 2011	$(4,524)

NOTE 17 – SUBSEQUENT EVENTS

Equity Issuance

On March 15, 2012, the Company issued an aggregate of 2,600,000 shares of common stock for consulting, legal and accounting services provided in prior years and/or in the fiscal year 2012.

Charter House and Pierre Palian Loans

On March 20, 2012, the Company entered into a note agreement with Nova Capital, LLC ("Nova Capital") whereby Nova Capital contemporaneously entered into an Option Agreement with Charter House, LLC, a creditor of the Company, to purchase part or all of two notes held by Charter House, LLC that are obligations of the Company (see Note 7, Charter House Loans and Pierre Palian Loan). The Company agreed that all purchased debt shall bear an annual interest rate of 8% and will be due in full with accrued interest on May 30, 2012. Nova Capital (the "Optionee") shall be entitled, at its option, to convert at any time, any portion of the purchased debt plus accrued interest to the Company's common stock. The conversion price shall be a) $0.001 per share for the first $5,000 of purchased debt, b) $0.10 per share for the second $300,000 of purchased debt and c) $0.15 per share for any remaining purchased debt. The termination date of the Option Agreement is November 15, 2012.

SEAWRIGHT HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 17 – SUBSEQUENT EVENTS (Continued)

On March 20, 2012, the Company entered into an Assignment Agreement to assign 100% membership interest in Seawright Springs, LLC, a wholly owned subsidiary of the Company with substantially all of the Company's assets to Charter House LLC (the "Assignee") in exchange for an conditional agreement to forbear for a limited time pursuing certain remedies under the terms of the Charter House note in principal aggregate balance of $618,700 and Pierre L Palian, note (of which Charter House, LLC became the owner on April 4, 2011) of $375,000 pursuant to the option agreement described above. Both notes are personally guaranteed by the Company's President.. An Escrow Agreement was simultaneously entered into among the parties that the Assignment Agreement is held in escrow and not to release to any party unless and until the Assignee gives written notice of the termination of the Option Agreement between the Assignee and Nova Capital. And in the event that the Optionee pays the entire option price on or before the termination date, the Assignment Agreement will become null and void.

On March 21, 2012, the Company issued 2,800,000 shares of its common stock to Nova Capital, LLC in exchange for $2,800 of purchased debt, as described above.

Next Generation Energy Corp. Transactions

On March 6, 2012, the Company received 10,000,000 restricted common shares of Next Generation Energy Corp ("NGEC") in full settlement of the $600,000 promissory note due to the Company in connection with the land purchase option as described in Note 5. The common shares received represents more than 20% of the outstanding shares of NGEC, and are accounted for using the equity method of accounting.

Kanakis Settlement

As of December 31, 2011, the Company had a note payable dated January 15, 2010 due to Theodore Kanakis in the original principal amount of $150,000, which had a balance due of $203,235 at December 31, 2011 (see Note 7). On April 30, 2012, the Company and Joel Sens entered into a modification agreement with Theodore Kanakis, under which Mr. Kanakis agreed to try to sell 400,000 shares of common stock of the Company held by his IRA account at a price of $0.125 or greater per share (minimum total proceeds of $50,000). If the shares sell for $50,000 or more by May 30, 2012, then Mr. Kanakis agreed that he would accept a single payment of $70,000, minus the portion of proceeds from sale of shares that exceeded $50,000, to settle the Company’s liability under the January 15, 2010 promissory note, provided that Mr. Kanakis receives the payment in certified funds on or before July 15, 2012. Upon receipt of payment as described above, Mr. Kanakis will release his deed of trust lien on the Company’s real estate. The agreement further provides that it will be null and void in the event the Company enters into negotiations to sell the real estate the collateralizes the note before receipt of final payment on the note.

