Form 10-Q
period 2012-03-31
SEAWRIGHT HOLDINGS INC
filed 2012-05-25
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at May 22, 2012 19,748,399

SEAWRIGHT HOLDINGS, INC.

INDEX

		Page Number
PART I	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012 and March 31, 2011 and for the period from October 14, 1999 (date of inception) through March 31, 2012	4

	Unaudited Condensed Consolidated Statement of Stockholders' Deficit - Three Months Ended March 31, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and March 31, 2011 and for the period from October 14, 1999 (date of inception) through March 31, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	Other Information

Item 1	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

EX-31

EX-32

PART I.
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Prepaid expense and capitalized financing costs	$38,083	$5,000
Total current assets	38,083	5,000

Property and equipment, net	1,199,253	1,202,519

Other assets	29,542	29,542

Total assets	$1,266,878	$1,237,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,024,122	$1,088,503
Convertible notes payable, net of debt discount	60,000	60,000
Due to officer	25,713	-
Notes payable, current portion	1,929,472	1,914,827
Notes payable due to related parties, current portion	190,000	190,000
Other liabilities	50,000	50,000
Total current liabilities	3,279,307	3,303,330

Long-term liabilities:
Derivative liability	34,830	5,474
Total liabilities	3,314,137	3,308,804

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 19,748,399 and 14,348,399 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	19,748	14,348
Common shares to be issued	36,896	36,896
Additional paid in capital	7,966,220	7,735,120
Due from officer	-	(11,444)
Accumulated deficit during development stage	(10,070,123)	(9,846,663)
Total stockholders' deficit	(2,047,259)	(2,071,743)

Total liabilities and stockholders' deficit	$1,266,878	$1,237,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		For the period from October 14, 1999 (date of inception) through
	2012	2011	March 31, 2012

Revenue, net	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	106,349	99,929	6,919,713
Impairment of trade name	-	-	19,529
Gain on sale of trading securities	-	-	(37,356)
Depreciation and amortization	3,266	3,311	113,753
	109,615	103,240	7,015,639

Operating loss	(109,615)	(103,240)	(6,996,028)

Other income (expense):
Other income	-	-	62,302
Gain on sale of property	-	-	1,480,996
Gain on extinguishment of debt, net	23,096	-	1,616,332
(Loss) gain on change in fair value of debt derivative	(29,356)	(13,950)	3,486
Interest expense, net	(107,585)	(174,515)	(6,229,112)

Total other income (expense)	(113,845)	(188,465)	(3,065,996)

Loss from continuing operations before income taxes and discontinued operations	(223,460)	(291,705)	(10,062,024)

Provision for income taxes	-	-	-

Loss from continuing operations before discontinued operations	(223,460)	(291,705)	(10,062,024)

Income from discontinued operations	-	-	16,901

Net loss	(223,460)	(291,705)	(10,045,123)

Preferred stock dividend	-	-	(25,000)

Net loss attributable to common shareholders	$(223,460)	$(291,705)	$(10,070,123)

Loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	15,113,234	14,348,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)

	Preferred Stock:		Common stock:		Shares to be issued		Additional Paid in	Due from	Common Stock	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription	Stage	Total
Balance, December 31, 2011	-	$-	14,348,399	$14,348	113,407	$36,896	$7,735,120	$(11,444)	$-	$(9,846,663)	$(2,071,743)
Common stock issued in settlement of accrued liabilities	-	-	1,300,000	1,300	-	-	53,950	-	-	-	55,250
Common stock issued for services rendered and to be rendered	-	-	1,300,000	1,300	-	-	53,950	-	-	-	55,250
Common stock issued for extinguishment of debt	-	-	2,800,000	2,800	-	-	123,200	-	-	-	126,000
Repayment of due from officer	-	-	-	-	-	-	-	11,444	-	-	11,444
Net loss	-	-	-	-	-	-	-	-	-	(223,460)	(223,460)
Balance, March 31, 2012	-	$-	19,748,399	$19,748	113,407	$36,896	$7,966,220	$-	$-	$(10,070,123)	$(2,047,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		For the period From October 14, 1999 (date of inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,460)	$(291,705)	$(10,045,123)
Income from discontinued operations	-	-	(16,901)
Net loss from continuing operations	(223,460)	(291,705)	(10,062,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,266	3,311	113,752
Amortization of debt discounts	-	9,890	799,617
Amortization of deferred financing costs	3,750	6,883	1,155,785
Write off of investment in land purchase option	-	-	215,500
Penalties and fees charged in connection with loan settlements, net	-	-	3,882
Fair value of consideration with induced note payable conversions	-	-	1,215,417
Loss (gain) on change in fair value of derivative	29,356	13,950	(3,486)
Interest and operating expense financed through issuance of note payable	47,754	32,091	388,812
Accretion of interest on trade name liability	-	-	20,938
Gain on sale of property	-	-	(1,480,996)
Net gain on extinguishment of debt	(23,096)	-	(1,616,332)
Financing expense attributable to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders		-	5,020
Common stock issued as financing incentives	-	-	47,650
Common stock issued in exchange for services rendered	18,417	-	113,417
Common stock issued for interest and penalties	-	-	216,649
Impairment of trade name	-	-	19,529
Expenses paid by officer on behalf of Company	6,848	31,304	103,922
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in:
Marketable securities-trading	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaids and other assets	-	-	(79,821)
Accounts payable and accrued expenses	137,165	194,276	2,573,460
Net cash used in continuing operating activities	-	-	(6,254,683)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	-	-	(6,237,782)

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		For the period From October 14, 1999 (date of inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net	-	-	2,445,996
Investment in land purchase option	-	-	(215,501)
Purchase of property, plant and equipment	-	-	(1,000,873)
Net cash provided by investing activities	-	-	1,229,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	1,857
Proceeds from sale of common stock, net	-	-	2,006,683
Proceeds from notes payable, net of repayments	-	-	1,069,388
Proceeds from related party loans, net of repayments	-	-	182,500
Proceeds from line of credit, net of repayments	-	-	583,571
Proceeds from issuance of convertible notes, net	-	-	1,102,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	-	348,506
Return of contributed capital to shareholders- due from officer	-	-	(650,196)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by financing activities	-	-	5,008,160

Net (decrease) increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$1,951,963
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable and accrued interest	$2,800	$-	$764,315
Common stock issued in exchange for convertible notes payable and accrued interest	$-	$-	$1,507,067
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Common stock issued for prepaid services	$36,833	$-	$36,833
Common stock issued in exchange for accounts payable (included gain from settlement of the accounts payable)	$201,546	$-	$201,546
Notes payable and accrued interest settled by officer	$-	$-	$421,400
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$-	$-	$85,591
Notes payable issued in connection with capital expenditures	$-	$-	$1,325,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company's SEC Form 10 K.

The condensed consolidated financial statements as of December 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2012, the Company has accumulated deficit of $10,070,123.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Seawright Springs, LLC and Knox County Minerals, LLC. Significant intercompany transactions have been eliminated in consolidation.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2012, the Company incurred a net loss of $223,460, had accumulated deficit since its inception from October 14, 1999 through March 31, 2012 of $10,070,123 and used $6,237,782 in cash for operating activities from its inception through March 31, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(94,221)	(90,955)
	$1,199,253	$1,202,519

NOTE 4 – NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
24% per annum Notes payable due to Charter House, LLC, collateralized by land. The notes are past due and the Company is in default under the terms of the note agreements.	$990,900	$993,700

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

	March 31, 2012	December 31, 2011
1% per month note payable due to Theodore J. Kanakis, collateralized by land. The note is past due and the Company is in default under the terms of the note agreement.	220,680	203,235

6% per annum note payable due to related party, Next Generation Energy Corporation due March 25, 2012, uncollateralized. The note is past due and the Company is in default under the terms of the note agreement.	125,000	125,000

12% per annum (default rate 18%) note payable due to Kent Carr, originally due November 1, 2011 and extended to April 30, 2012, collateralized by land. On May 1, 2012, the Company further extended the maturity to October 30, 2012.	650,000	650,000

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The note is past due and the Company is in default under the terms of the note agreement.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	20,592	20,592

Noninterest bearing note payable due to related party, Next Generation Energy Corporation, due on demand, uncollateralized	65,000	65,000
Total	2,119,472	2,104,827
Less: Note payable, current portion	(1,929,472)	(1,914,827)
Less: Notes payable due to related party, current portion	(190,000)	(190,000)
Long term portion	$-	$-

Charter House and Pierre Palian Loans

The Company had notes payable in an aggregate amount of $993,700 due to Charter House LLC at December 31, 2011. These notes payable included a loan of $375,000 that was assigned to Charter House by Pierre Palian in April 2011. On March 20, 2012, the Company entered into a note agreement with Nova Capital, LLC ("Nova Capital") whereby Nova Capital contemporaneously entered into an Option Agreement with Charter House, LLC, to purchase part or all of notes held by Charter House, LLC that are obligations of the Company. The Company agreed that all purchased debt shall bear an annual interest rate of 8% and will be due in full with accrued interest on May 30, 2012. Nova Capital (the "Optionee") shall be entitled, at its option, to convert at any time, any portion of the purchased debt plus accrued interest to the Company's common stock. The conversion price shall be a) $0.001 per share for the first $5,000 of purchased debt, b) $0.10 per share for the second $300,000 of purchased debt and c) $0.15 per share for any remaining purchased debt. The termination date of the Option Agreement is November 15, 2012.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

During the three months ended March 31, 2012, Nova Capital purchased $2,800 of debt pursuant to the option agreement that was the obligation of the Company from Charter House LLC.  On March 21, 2012, the Company issued 2,800,000 shares of its common stock to Nova Capital in exchange for the $2,800 of debt.

The Company evaluated the original note agreement with Charter House LLC and the new convertible note agreement with Nova Capital, under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for as an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized in income of the period of extinguishment as losses or gains. The Company determined that the change in terms pursuant to the convertible note agreement with Nova Capital met the criteria for substantial modification under ASC 470, and accordingly accounted for the modification as extinguishment of the original note, replaced by the new convertible note under the modified terms. The Company recorded a loss on extinguishment of debt of $123,200 for the three months ended March 31, 2012.

On March 20, 2012, the Company entered into an Assignment Agreement to assign 100% membership interest in Seawright Springs, LLC, a wholly owned subsidiary of the Company with substantially all of the Company's assets to Charter House LLC (the "Assignee") in exchange for an conditional agreement to forbear for a limited time pursuing certain remedies under the terms of the Charter House loans pursuant to the option agreement described above. The Charter House loans are personally guaranteed by the Company's President. An Escrow Agreement was simultaneously entered into among the parties that the Assignment Agreement is held in escrow and not to release to any party unless and until the Assignee gives written notice of the termination of the Option Agreement between the Assignee and Nova Capital. And in the event that the Optionee pays the entire option price on or before the termination date, the Assignment Agreement will become null and void.

Kanakis Settlement

The Company had a note payable dated January 15, 2010 due to Theodore Kanakis in the original principal amount of $150,000, which had an adjusted balance due of $220,680 and $203,235 at March 31, 2012 and December 31, 2011, respectively, pursuant to the terms of the note agreement.. On April 30, 2012, the Company entered into a modification agreement with Theodore Kanakis, under which Mr. Kanakis agreed to try to sell 400,000 shares of common stock of the Company held by his IRA account at a price of $0.125 or greater per share (minimum total proceeds of $50,000). If the shares sell for $50,000 or more by May 30, 2012, then Mr. Kanakis agreed that he would accept a single payment of $70,000, minus the portion of proceeds from sale of shares that exceeded $50,000, to settle the Company’s liability under the January 15, 2010 promissory note, provided that Mr. Kanakis receives the payment in certified funds on or before July 15, 2012. Upon receipt of payment as described above, Mr. Kanakis will release his deed of trust lien on the Company’s real estate. The agreement further provides that it will be null and void in the event the Company enters into negotiations to sell the real estate the collateralizes the note before receipt of final payment on the note.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 5 – COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of March 31, 2012 and December 31, 2010, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2012 and December 31, 2011, there were 19,748,399 and 14,348,399 shares of common stock issued and outstanding, respectively.

In addition to the 2,800,000 shares of common stock issued to Nova Capital as described in Note 4, the Company issued 1,300,000 shares of common stock, valued at $55,250, to a consultant in March 2011 for services to be provided through June 1, 2012. The Company charged $18,417 to operations for the three months ended March 31, 2012, and recognized prepaid service fees of $36,833, which will be amortized through June 1, 2012. During the three months ended March 31, 2012, the Company also issued an aggregate of 1,300,000 shares of common stock, valued at $55,250, to vendors to settle outstanding accounts payable of $201,546.  As a result, the Company recognized $146,296 of gain from the settlement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to/from Officer

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

During the three months ended March 31, 2012, the aggregate contribution and loans to the benefit of the Company by Mr. Sens, was $37,157, which was accounted for as repayment of due from officer with the excess as advances from officer. As of March 31, 2012, the balance due to officer was $25,713.

The Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

Next Generation Energy Corp.

The Company's President is  an officer, a director, and a significant shareholder of Next Generation Energy Corp. (“NGEC”). As of March 31, 2012 and December 31, 2011, the Company was  indebted to NGEC for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 4).  As of March 31, 2012 and December 31, 2011, the Company was also indebted to NGEC for an aggregate of $65,000, which loan is non-interest-bearing and due on demand (Note 4). Interest expense to related parties for the three months ended March 31, 2012 and 2011 was $1,875 and $1,875, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

On April 16, 2010, the Company’s wholly owned subsidiary, Knox County Minerals, LLC ("Knox Minerals")  entered into an Assignment and Assumption Agreement with NGEC, under which Knox Minerals assigned all of its right, title and interest under a land purchase option to NGEC.  Under the Assignment and Assumption Agreement, NGEC paid Knox Minerals $600,000 in the form of a promissory note payable in full in sixty months with interest at 6% per annum. The Company has not netted the $125,000 loan from NGEC against NGEC’s $600,000 promissory note payable to Knox Minerals because the obligations are not mutual obligations that are subject to offset under the law. Furthermore, the Company did not recognize a gain or a note receivable for the $600,000 promissory note due from NGEC, based on the assessment that NGEC had limited ability to repay this note and that collection could not be reasonably assured at that time the agreement was entered into.  The Company determined to account for future amounts, if any, that it collects from NGEC as other income only at the time such collection occurs.

On March 6, 2012, the Company received 10,000,000 restricted common shares of NGEC in full settlement of the $600,000 promissory note as described above. The common shares received represents approximately 30% of the outstanding shares of NGEC, and are accounted for using the equity method of accounting.

In accordance with the equity method of accounting, the Company increases (decreases) the carrying value of its investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. The equity method is then suspended until the investee has earnings. Since NGEC has negative book value, significant accumulated deficit and has not been profitable in recent years of operations, no initial value was recognized for the Company's investment in NGEC, and that the Company suspended the recording of the equity method losses as the proportionate share of net losses in NGEC exceeded the Company's original carrying value of the investment, The Company has no commitments to provide financial support or obligations to perform services or other activities for NGEC.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012	December 31, 2011
Accounts payable and accrued expenses	$163,279	$335,934
Accrued interest	567,722	477,582
Payroll taxes related liabilities	293,121	274,987
Total	$1,024,122	$1,088,503

NOTE 8 – FAIR VALUE

The carrying value of cash, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

The carrying value of the derivative liability is determined using the Binomial Lattice model option pricing model. Certain assumptions used in the calculation of the derivative liability represent level-3 unobservable inputs.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of debt derivative liabilities.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(34,830)	$(34,830)
Total	$-	$-	$(34,830)	$(34,830)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

Convertible Debt Derivative
Balance, December 31, 2011	$5,474
Total gains:
Initial fair value of debt derivative at note issuance
Mark-to-market at March 31, 2012:
- Debt Derivative	29,356
Balance, March 31, 2012	$34,830

Net loss for the three months included in earnings relating to the liabilities held at March 31, 2012	$(29,356)

NOTE 9 – SUBSEQUENT EVENTS

Kent Carr Loan Transaction

At March 31, 2012, the Company had outstanding note payable due to Kent Carr in the amount of $650,000, secured by a first lien on certain real estate property of the Company in Augusta County, Virginia (Note 4). On May 1, 2012, the Company further extended the maturity of the loan to October 30, 2012. As the considerations for the extension, Charter House LLC paid to Kent Carr on behalf of the Company all accrued interest through April 30, 2012, payment of principal of $100,000, and an extension fee of 1% of the outstanding principal balance.

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

Comparison of Financial Results

Three and months ended March 31, 2012 and 2011

Revenues

During the three months ended March 31, 2012 and 2011, we generated no revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through March 31, 2012, we have incurred net losses of $10,045,123. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $109,615 during the three ended March 31, 2012 as compared to expenses of $103,240 during the three months ended March 31, 2011. Expenses for the three months ended March 31, 2012 and 2011 are composed principally of salary, legal, accounting, and consulting fees.

We incurred total other expenses of $113,845 for the three months ended March 31, 2012, as compared  to total other expenses of $188,465 for the three months ended March 31, 2011. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds. However, in the three months ended March 31, 2012, we incurred a net gain of $23,096 from settlement of debt and accounts payable. The decrease in interest and financing expenses in the three months ended March 31, 2012 as compared to the same period ended March 31, 2012 was mainly due to approximately $75,000 late charges incurred on January 1, 2011 upon the expiration of forbearance agreements on certain notes.

During the three months ended March 31, 2012 and 2011, we incurred net loss of $223,460 and $291,705, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2012 and 2011:

Three months ended March 31,
	2012	2011
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net increase in cash and cash equivalents	$-	$-

As of March 31, 2012, we had working capital deficit (total current liabilities in excess of total current assets) of $3,241,224, no available cash balance, an accounts payable and accrued liabilities balance of $1,024,122,   notes payable and convertible notes payable of $2,179,472, other current liabilities of $50,000, and due to officer of $25,713. The Company had no bank account at March 31, 2012 and 2011, and all operating costs and expenses were paid directly by officers or lenders.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of notes to our audited financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC. Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, the Company issued 2,800,000 shares of common stock in conversion of a note payable.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2012, the Company was in default under certain loan agreements as described in Note 4 to its unaudited consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

SEAWRIGHT HOLDINGS, INC.

Date: May 25, 2012	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)