Form 10-Q
period 2012-06-30
SEAWRIGHT HOLDINGS INC
filed 2012-09-11
CIK 1132887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at September 6, 2012 18,612,318

SEAWRIGHT HOLDINGS, INC.

INDEX

		Page Number
PART I	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – June 30, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2012 and June 30, 2011 and for the period from October 14, 1999 (date of inception) through June 30, 2012	4

	Unaudited Condensed Consolidated Statement of Stockholders' Deficit - Six Months Ended June 30, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and June 30, 2011 and for the period from October 14, 1999 (date of inception) through June 30, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information

Item 1	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

EX-31

EX-32

PART I.
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Prepaid expenses and capitalized financing costs	$-	$5,000
Total current assets	-	5,000

Property and equipment, net	1,195,987	1,202,519

Other assets	29,542	29,542

Total assets	$1,225,529	$1,237,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,104,261	$1,088,503
Convertible notes payable, net of debt discount	60,000	60,000
Advances from related party	61,417	-
Notes payable, current portion	1,967,482	1,914,827
Notes payable due to related parties, current portion	190,000	190,000
Other liabilities	50,000	50,000
Total current liabilities	3,433,160	3,303,330

Long-term liabilities:
Derivative liability	24,971	5,474
Total liabilities	3,458,131	3,308,804

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 100,000 shares authorized	-	-
Series A convertible preferred stock, par value $0.001 per share; 60,000 shares authorized, none issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.001 per share; 19,900,000 shares authorized; 19,098,399 and 14,348,399 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	19,098	14,348
Common shares to be issued	36,896	36,896
Additional paid in capital	7,966,870	7,735,120
Due from officer	-	(11,444)
Accumulated deficit during development stage	(10,255,466)	(9,846,663)
Total stockholders' deficit	(2,232,602)	(2,071,743)

Total liabilities and stockholders' deficit	$1,225,529	$1,237,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
					October 14, 1999
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2012	2011	2012	2011	June 30, 2012

Revenue, net	$-	$-	$-	$-	$19,611

Cost and expenses:
Selling, general and administrative	102,784	88,393	209,133	188,322	7,022,497
Impairment of trade name	-	-	-	-	19,529
(Gain) loss on sale of trading securities	-	-	-	-	(37,356)
Depreciation and amortization	3,266	3,311	6,532	6,622	117,019
	106,050	91,704	215,665	194,944	7,121,689

Operating loss	(106,050)	(91,704)	(215,665)	(194,944)	(7,102,078)

Other income (expense):
Other income	-	-	-	-	62,302
Gain on sale of property	-	-	-	-	1,480,996
Net gain on settlement of debt	-	-	23,096	-	1,616,332
Gain (loss) on change in fair value of debt derivative	9,859	7,103	(19,497)	(6,847)	13,345
Interest expense, net	(89,152)	(100,181)	(196,737)	(274,696)	(6,318,264)

Total other expense	(79,293)	(93,078)	(193,138)	(281,543)	(3,145,289)

Loss from continuing operations before income taxes and discontinued operations	(185,343)	(184,782)	(408,803)	(476,487)	(10,247,367)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations before discontinued operations	(185,343)	(184,782)	(408,803)	(476,487)	(10,247,367)

Income from discontinued operations	-	-	-	-	16,901

Net loss	(185,343)	(184,782)	(408,803)	(476,487)	(10,247,367)

Preferred stock dividend	-	-	-	-	(25,000)

Net loss attributable to common shareholders	$(185,343)	$(184,782)	$(408,803)	$(476,487)	$(10,255,466)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	19,519,828	14,348,399	17,316,531	14,348,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
										Deficit Accumulated During Development Stage

							Additional		Common
	Preferred Stock:		Common stock:		Shares to be issued		Paid in	Due from	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Subscription		Total
Balance, December 31, 2011	-	$-	14,348,399	$14,348	113,407	$36,896	$7,735,120	$(11,444)	$-	$(9,846,663)	$(2,071,743)
Common stock issued for accrued liabilities	-	-	1,300,000	1,300	-	-	53,950	-	-	-	55,250
Common stock issued for services rendered	-	-	1,300,000	1,300	-	-	53,950	-	-	-	55,250
Common stock issued in settlement of debt	-	-	2,800,000	2,800	-	-	123,200	-	-	-	126,000
Common stock returned and canceled by officer	-	-	(650,000)	(650)	-	-	650	-	-	-	-
Repayment of due from officer	-	-	-	-	-	-	-	11,444	-	-	11,444
Net loss	-	-	-	-	-	-	-	-	-	(408,803)	(408,803)
Balance, June 30, 2012	-	$-	19,098,399	$19,098	113,407	$36,896	$7,966,870	$-	$-	$(10,255,466)	$(2,232,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			From
			October 14, 1999
			(date of inception)
	Six months ended June 30,		through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(408,803)	$(476,487)	$(10,230,466)
Loss from discontinued operations	-	-	(16,901)
Net loss	(408,803)	(476,487)	(10,247,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,532	6,622	117,018
Amortization of debt discounts	-	12,747	799,617
Amortization of deferred financing costs	5,000	11,909	1,157,035
Write off of investment in land purchase option	-	-	215,500
Penalties and fees charged in connection with loan settlements, net	-	-	3,882
Fair value of consideration with induced note payable conversions	-	-	1,215,417
Loss (gain) on change in fair value of derivative	19,497	6,847	(13,345)
Interest and operating expense financed through issuance of note payable	60,617	-	401,675
Accretion of interest on trade name liability	-	-	20,938
Gain on sale of property	-	-	(1,480,996)
Net gain on settlement of debt	(23,096)	-	(1,616,332)
Non cash interest expense	16,455	-	16,455
Financing expense attributable to conversion of stock options to common stock	-	-	1,500
Common stock issued to founders		-	5,020
Common stock issued as financing incentives	-	-	47,650
Common stock issued in exchange for services rendered	55,250	-	150,250
Common stock issued for interest and penalties	-	-	216,649
Impairment of trade name	-	-	19,529
Expenses paid by officer on behalf of Company	12,244	-	109,318
Fair value of stock options issued in exchange for services rendered	-	-	43,766
Write off of claimed receivable	-	-	6,000
Changes in:
Marketable securities-trading	-	-	(17,993)
Claims receivable	-	-	(6,000)
Capitalized financing costs	-	-	(32,647)
Deposits, prepaid and other assets	-	-	(79,821)
Accounts payable and accrued expenses	256,304	336,626	2,692,599
Net cash used in continuing operating activities	-	(101,736)	(6,254,683)
Net cash provided by discontinued operations	-	-	16,901
Net cash used in operating activities	-	(101,736)	(6,237,782)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			From
			October 14, 1999
			(date of inception)
	Six months ended June 30,		through
	2012	2011	June 30, 2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, net	-	-	2,445,996
Investment in land purchase option	-	-	(215,501)
Purchase of property, plant and equipment	-	-	(1,000,873)
Net cash (used in) provided by investing activities	-	-	1,229,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	1,857
Proceeds from sale of common stock, net	-	-	2,006,683
Proceeds from notes payable, net of repayments	-	-	1,069,388
Proceeds from related party loans, net of repayments	-	101,736	182,500
Proceeds from line of credit, net of repayments	-	-	583,571
Proceeds from issuance of convertible notes, net	-	-	1,102,586
Proceeds from issuance of warrants attached to convertible notes, net	-	-	169,865
Proceeds from exercise of options and warrants	-	-	348,506
Contribution made by (return of contributed capital to) shareholders	-	-	(650,196)
Reacquisition of shares	-	-	(81,600)
Proceeds from issuance of preferred stock, net	-	-	275,000
Net cash provided by (used in) financing activities	-	101,736	5,008,160

Net (decrease) increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$1,951,963
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for notes payable and accrued interest	$2,800	$-	$764,315
Common stock issued in exchange for convertible notes payable and accrued interest	$-	$-	$1,507,067
Common stock to be issued in exchange for convertible notes payable	$-	$-	$11,396
Notes payable and accrued interest settled by officer	$-	$-	$421,400
Common stock issued in connection with issuance of notes payable	$-	$-	$25,500
Common stock issued in exchange for stock incentive liabilities	$-	$-	$127,500
Transfer of deposit to property and equipment	$-	$-	$57,600
Notes payable issued in exchange for accrued liabilities	$201,546	$-	$287,137
Notes payable issued in connection with capital expenditures	$-	$-	$1,325,000
Warrants issued in exchange for financing costs	$-	$-	$545,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

Seawright Holdings, Inc., (Company) was formed on October 14, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to develop a spring water bottling and distribution business. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2012, the Company has accumulated deficit of $10,255,466.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Seawright Springs, LLC and Knox County Minerals, LLC. Significant intercompany transactions have been eliminated in consolidation.

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Income Taxes

The Company has reassessed the valuation allowance on its net deferred tax assets during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2012, the Company incurred a net loss of $408,803, had accumulated deficit since its inception from October 14, 1999 through June 30, 2012 of $10,255,466 and used $6,237,782 in cash for operating activities from its inception through June 30, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Land	$1,000,000	$1,000,000
Equipment	32,167	32,167
Building improvements	261,307	261,307
	1,293,474	1,293,474
Less - accumulated depreciation	(97,487)	(90,955)
	$1,195,987	$1,202,519

NOTE 4 – NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
24% per annum Notes payable due to Charter House, LLC, collateralized by land. The notes are past due and the Company is in default under the terms of the note agreements.	$1,137,400	$993,700

1% per month note payable due to Theodore J. Kanakis, collateralized by land. The note is past due and the Company is in default under the terms of the note agreement.	212,190	203,235

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

	June 30, 2012	December 31, 2011
6% per annum note payable due to related party, Next Generation Energy Corporation due March 25, 2012, uncollateralized. The note is past due and the Company is in default under the terms of the note agreement.	125,000	125,000

12% per annum (default rate 18%) note payable due to Kent Carr, originally due November 1, 2011 and collateralized by land. On May 1, 2012, the Company further extended the maturity to October 30, 2012.	550,000	650,000

6% per annum note payable, due November 15, 2008, collateralized by personal guarantee of principle stockholder. The note is past due and the Company is in default under the terms of the note agreement.	47,300	47,300

Loan against cash value of principle stockholder's life insurance	20,592	20,592

Noninterest bearing note payable due to related party, Next Generation Energy Corporation, due on demand, uncollateralized	65,000	65,000
Total	2,157,482	2,104,827
Less: Note payable, current portion	(1,967,482)	(1,914,827)
Less: Notes payable due to related party, current portion	(190,000)	(190,000)
Long term portion	$-	$-

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

During the six months ended June 30, 2012, Nova Capital purchased $2,800 of debt pursuant to the option agreement that was the obligation of the Company from Charter House LLC.  On March 21, 2012, the Company issued 2,800,000 shares of its common stock to Nova Capital in exchange for the $2,800 of debt.

May 1, 2012, the Company further extended the maturity of the Kent Carr loan to October 30, 2012. As the considerations for the extension, Charter House LLC paid to Kent Carr on behalf of the Company all accrued interest through April 30, 2012 of $39,000, payment of principal of $100,000, and an extension fee of 1% of the outstanding principal balance ($7,500).  The payments by Charter House LLC were added to the carrying amount of the loan.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

The Company evaluated the original note agreement with Charter House LLC and the new convertible note agreement with Nova Capital, under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for as an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized in income of the period of extinguishment as losses or gains. The Company determined that the change in terms pursuant to the convertible note agreement with Nova Capital met the criteria for substantial modification under ASC 470, and accordingly accounted for the modification as extinguishment of the original note, replaced by the new convertible note under the modified terms. The Company recorded a loss on extinguishment of debt of $123,200 for the six months ended June 30, 2012.

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

Kent Carr Loan Transaction

At December 31, 2012, the Company had outstanding note payable due to Kent Carr in the amount of $650,000, secured by a first lien on certain real estate property of the Company in Augusta County, Virginia. On May 1, 2012, the Company further extended the maturity of the loan to October 30, 2012. As the considerations for the extension, Charter House LLC paid to Kent Carr on behalf of the Company all accrued interest through April 30, 2012, payment of principal of $100,000, and an extension fee of 1% of the outstanding principal balance.

May 1, 2012, the Company further extended the maturity of the Kent Carr loan to October 30, 2012. As the considerations for the extension, Charter House LLC paid to Kent Carr on behalf of the Company all accrued interest through April 30, 2012 of $39,000, payment of principal of $100,000, and an extension fee of 1% of the outstanding principal balance ($7,500).

Kanakis Settlement

The Company had a note payable dated January 15, 2010 due to Theodore Kanakis in the original principal amount of $150,000, which had an adjusted balance due of $212,190 and $203,235 at June 30, 2012 and December 31, 2011, respectively, pursuant to the terms of the note agreement. On April 30, 2012, the Company entered into a modification agreement with Theodore Kanakis, under which Mr. Kanakis agreed to try to sell 400,000 shares of common stock of the Company held by his IRA account at a price of $0.125 or greater per share (minimum total proceeds of $50,000). If the shares sell for $50,000 or more by May 30, 2012, then Mr. Kanakis agreed that he would accept a single payment of $70,000, minus the portion of proceeds from sale of shares that exceeded $50,000, to settle the Company’s liability under the January 15, 2010 promissory note, provided that Mr. Kanakis receives the payment in certified funds on or before July 15, 2012. Upon receipt of payment as described above, Mr. Kanakis will release his deed of trust lien on the Company’s real estate. The agreement further provides that it will be null and void in the event the Company enters into negotiations to sell the real estate that collateralizes the note before receipt of final payment on the note.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 5 – COMMON STOCK

The Company was incorporated under the laws of the State of Delaware on October 14, 1999 under the name of Pre-Settlement Funding Corporation. The Company has authorized 100,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 60,000 of its preferred stock as Series A Convertible Preferred Stock. As of June 30, 2012 and December 31, 2011, the Company does not have any shares of Series A Convertible Preferred Stock issued and outstanding. The Company has authorized 19,900,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2012 and December 31, 2011, there were 19,098,399 and 14,348,399 shares of common stock issued and outstanding, respectively.

In addition to the 2,800,000 shares of common stock issued to Nova Capital as described in Note 4, the Company issued 1,300,000 shares of common stock, valued at $55,250, to a consultant in March 2011 for services to be provided through June 1, 2012. During the six months ended June 30, 2012, the Company also issued an aggregate of 1,300,000 shares of common stock, valued at $55,250, to vendors to settle outstanding accounts payable of $201,546.  As a result, the Company recognized $146,296 of gain from the settlement.

On May 29, 2012, the Company's President, Joel Sens, surrendered 650,000 shares of the Company's common stock for exchange into a future series of preferred stock.  The shares were recorded as canceled and returned to authorized shares, although the Company remains obligated to either reissue the shares to Mr. Sens or issue Mr. Sens an equivalent amount of shares of the new series of preferred stock.  (See Note 9 – Subsequent Events).

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

During the six months ended June 30, 2012, the aggregate contribution and loans to the benefit of the Company by Mr. Sens, was $72,860, which was accounted for as repayment of due from officer with the excess as advances from officer. As of June 30, 2012, the balance due to officer was $61,417.

The Company’s President has guaranteed certain loans to the Company, and/or pledged certain personal property to secure loans to the Company.  The President of the Company pledged certain of his personal property including common shares of the Company he owned in connection with certain loan transactions.

Next Generation Energy Corp.

The Company's President is  an officer, a director, and a significant shareholder of Next Generation Energy Corp. (“NGEC”). As of June 30, 2012 and December 31, 2011, the Company was  indebted to NGEC for $125,000 under a promissory note dated March 25, 2010, which note bears interest at 6% per annum and is due 24 months after the date of the note (Note 4).  As of June 30, 2012 and December 31, 2011, the Company was also indebted to NGEC for an aggregate of $65,000, which loan is non-interest-bearing and due on demand (Note 4). Interest expense to related parties for the six months ended June 30, 2012 and 2011 was $3,750 and $3,750, respectively.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012	December 31, 2011
Accounts payable and accrued expenses	$174,142	$335,934
Accrued interest	618,863	477,582
Payroll taxes related liabilities	311,256	274,987
Total	$1,104,261	$1,088,503

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

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(24,971)	$(24,971)
Total	$-	$-	$(24,971)	$(24,971)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2012:

Convertible Debt Derivative
Balance, December 31, 2011	$5,474
Total gains:
Initial fair value of debt derivative at note issuance
Mark-to-market at June 30, 2012:
- Debt Derivative	19,497
Balance, June 30, 2012	$24,971

Net loss for the three months included in earnings relating to the liabilities held at June 30, 2012	$(19,497)

NOTE 9 – SUBSEQUENT EVENTS

On July 30, 2012, Nova Capital purchased $375 of debt pursuant to the option agreement that was the obligation of the Company from Charter House LLC (see Note 4).  On July 30, 2012, the Company issued 375,000 shares of its common stock to Nova Capital in exchange for the $375 of debt.

On August 16, 2012, the Company eliminated its Series A Convertible Preferred Stock.  There were no shares of Series A Preferred Stock outstanding at the time.

SEAWRIGHT HOLDINGS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

On August 17, 2012, the Company designated 100,000 shares, representing 100% of the authorized preferred shares, as Series B Convertible Preferred Stock with a par value of $0.001.  Each share of the Series B Convertible Preferred Stock is convertible into 20 shares of the Company's common stock, at any time, at the holder's election, is entitled to cast two hundred and fifty (250) votes for each share of Series B Convertible Preferred Stock on any matter presented to the stockholders of the Company and participate in any declared dividend by the Board of Directors on an “as converted to common stock” basis. Upon liquidation, the holders of Series B Convertible Preferred Stock are entitled to a liquidation preference ahead of the common stock equal to the Original Purchase Price of the Series B Preferred Stock plus any accrued or declared dividends thereon.  The “Original Purchase Price” is defined as the sum of cash and the fair market value of any property or services received by the Company, of which the fair market value shall be determined by the Board of Directors, except that if the Series B Preferred Stock is issued in exchange for outstanding securities of the Company then the Original Purchase Price shall instead be the original purchase price of such other security without regard to market value of the exchanged security at the time of the exchange.

On August 17, 2012, the Company issued 90,554.05 shares of Series B Convertible Preferred Stock to Joel Sens, the Company's Chief Executive Officer, in exchange for 1,811,081 shares of the Company's common stock, including 650,000 shares of common stock that Mr. Sens had turned in for exchange on May 29, 2012.

On August 17, 2012, the Company’s board of directors and a majority of its shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000, of which 19,900,000 are common shares and 100,000 are preferred shares, to 100,000,000 shares of capital stock, of which 99,000,000 shares will be common shares and 1,000,000 shares will be preferred shares. The amendment will not take effect until the Company has complied with Section 14 of the Securities Exchange Act of 1934 by disseminating to shareholders an information statement regarding the amendment.

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

Comparison of Financial Results

Three months ended June 30, 2012 and 2011

Revenues

During the three months ended June 30, 2012 and 2011, we generated no revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through June 30, 2012, we have incurred net losses of $10,255,466. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $102,784 during the three months ended June 30, 2012 as compared to expenses of $88,393 during the three months ended June 30, 2011. Expenses for the three months ended June 30, 2012 and 2011 are composed principally of salary, legal, accounting, and consulting fees.  The increase in the current period as compared to the same period last year was primarily due to increases in professional fees incurred.

We incurred total other expenses of $79,293 for the three months ended June 30, 2012, as compared  to total other expenses of $93,078 for the three months ended June 30, 2011. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds. The decrease in interest and financing expenses in the three months ended June 30, 2012 as compared to the same period ended June 30, 2011 was mainly due to approximately $12,747 debt discount on certain notes.

During the three months ended June 30, 2012 and 2011, we incurred net loss of $185,343 and $184,782, respectively.

Six months ended June 30, 2012 and 2011

Revenues

During the six months ended June 30, 2012 and 2011, we generated no revenues.  We have discontinued trying to market our bottled water as a retail brand, and have shifted our focus to negotiating bulk sales of our water to other bottlers, or to municipal, commercial or agricultural users.  Because of the change in our business strategy, we do not believe that past revenues are reflective of our future revenues.

Costs and Expenses

From our inception through June 30, 2012, we have incurred net losses of $10,255,466. These losses were associated principally with maintenance and engineering costs associated with the spring site, including testing of water quality, stock issuances to our founders, legal, consulting and accounting fees and costs in connection with the development of our business plan, market research, interest and financing expenses, and the preparation of our registration statements.

We incurred operating expenses of $209,133 during the six months ended June 30, 2012 as compared to expenses of $188,322 during the six months ended June 30, 2011. Expenses for the six months ended June 30, 2012 and 2011 are composed principally of salary, legal, accounting, and consulting fees. The increase in the current period as compared to the same period last year was primarily due to increases in professional fees incurred.

We incurred total other expenses of $193,138 for the six months ended June 30, 2012, as compared  to total other expenses of $281,543 for the six months ended June 30, 2011. Other expense in both periods was mainly attributable to interest and financing expense on borrowed funds. However, in the six months ended June 30, 2012, we incurred a net gain of $23,096 from settlement of debt and accounts payable. The decrease in interest and financing expenses in the six months ended June 30, 2012 as compared to the same period ended June 30, 2011 was mainly due to approximately $75,000 late charges incurred on January 1, 2011 upon the expiration of forbearance agreements on certain notes.

During the six months ended June 30, 2012 and 2011, we incurred net loss of $408,803 and $476,487, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Net cash used in operating activities	$-	$(101,736)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	101,736
Net increase in cash and cash equivalents	$-	$-

As of June 30, 2012, we had working capital deficit (total current liabilities in excess of total current assets) of $3,433,160, no available cash balance, an accounts payable and accrued liabilities balance of $1,104,261,   notes payable and convertible notes payable of $2,217,482, other current liabilities of $50,000, and due to officer of $61,417. The Company had no bank account at June 30, 2012 and 2011, and all operating costs and expenses were paid directly by officers or lenders.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Joel Sens, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Sens evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that evaluation and because of the Company’s limited resources and limited number of employees, it is concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2012, the Company was in default under certain loan agreements as described in Note 4 to its unaudited consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS XBRL	Instance Document
101 SCH XBRL	Taxonomy Extension Schema Document
101 CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101 LAB XBRL	Taxonomy Extension Label Linkbase Document
101 PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101 DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAWRIGHT HOLDINGS, INC.

Date: September 7, 2012	/s/ Joel Sens
By: Joel Sens, Chief Executive Officer (principal executive officer, and principal financial and accounting officer)